Form 10-Q
period 2013-09-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2013-11-13
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-187470 (1933 Act)

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
(Exact name of registrant as specified in its charter)

Maryland	46-2218486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona, 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 13, 2013, there were 20,000 shares of common stock, par value $0.01, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheet as of September 30, 2013	3

Condensed Consolidated Unaudited Statements of Operations for the three months ended September 30, 2013 and for the period from February 26, 2013 (Date of Inception) to September 30, 2013	4

Condensed Consolidated Unaudited Statement of Stockholder’s Equity for the period from February 26, 2013 (Date of Inception) to September 30, 2013	5

Condensed Consolidated Unaudited Statement of Cash Flows for the period from February 26, 2013 (Date of Inception) to September 30, 2013	6

Notes to Condensed Consolidated Unaudited Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Mine Safety Disclosures	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

September 30, 2013
ASSETS
Cash	$200,000
Total assets	$200,000
LIABILITIES & STOCKHOLDER’S EQUITY
Accrued expenses	$18,417
Total liabilities	18,417
Commitments and contingencies
STOCKHOLDER’S EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 20,000 shares issued and outstanding	200
Capital in excess of par value	199,800
Accumulated deficit	(18,417)
Total stockholder’s equity	181,583
Total liabilities and stockholder’s equity	$200,000
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2013	Period from February 26, 2013 (Date of Inception) to September 30, 2013
Expenses:
General and administrative expenses	$18,417	$18,417
Net loss	$(18,417)	$(18,417)
Weighted average number of common shares outstanding:
Basic and diluted	20,000	17,972
Net loss per common share:
Basic and diluted	$(0.92)	$(1.02)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholder’s Equity
	Number of Shares	Par Value
Balance, February 26, 2013 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock to CREInvestments, LLC	20,000	200	199,800	—	200,000
Net loss	—	—	—	(18,417)	(18,417)
Balance, September 30, 2013	20,000	$200	$199,800	$(18,417)	$181,583
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

Period from February 26, 2013 (Date of Inception) to September 30, 2013
Cash flows from operating activities:
Net loss	$(18,417)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Accrued expenses	18,417
Net cash used in operating activities	—
Cash flows from financing activities:
Proceeds from issuance of common stock	200,000
Net cash provided by financing activities	200,000
Net increase in cash and cash equivalents	200,000
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$200,000
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2013
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) was formed on February 26, 2013 and is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interest in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”). The Company is externally managed by Cole Corporate Income Advisors II, LLC, a Delaware limited liability company (“CCI II Advisors”), which is indirectly owned by Cole Real Estate Investments, Inc. (NYSE: COLE) (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. As a result of the merger, CCI II Advisors and the Company’s dealer manager are wholly-owned by CREI. On October 22, 2013, Cole entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital Properties, Inc. (“ARCP”) and Clark Acquisition Company, LLC, a direct wholly owned subsidiary of ARCP (“Merger Sub”), as discussed in Note 6 to these condensed consolidated unaudited financial statements.
On September 17, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-187470) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of 250.0 million shares of its common stock at a price of $10.00 per share, and up to 50.0 million additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (the “Offering”). The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs.
Pursuant to the terms of the Offering, the Company is required to deposit all subscription proceeds in an escrow account in accordance with the terms of an escrow agreement until the Company receives subscriptions aggregating at least $2.5 million. As of September 30, 2013, the Company had not received any investor subscription proceeds.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The Company and its wholly owned subsidiary have not begun their principal operations. The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated balance sheet as of March 20, 2013 and related notes thereto, which is contained in the Registration Statement. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

Cash
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Organization and Offering Expenses
CCI II Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and the dealer manager fee) and may be reimbursed up to 2.0% of the gross proceeds from the Offering. As of September 30, 2013, these costs are not included in the financial statements of the Company because such costs are not a liability of the Company until the subscriptions for the minimum subscription proceeds are received and accepted by the Company. When recorded by the Company, these offering costs, which include items such as legal and accounting fees, marketing and personnel, promotional and printing costs, will be recorded as a reduction of capital in excess of par value in the period in which they become payable.
Stockholder’s Equity
As of September 30, 2013, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On March 20, 2013, the Company sold 20,000 shares of common stock, at $10.00 per share, to a predecessor to CREI. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining stockholder approval. The par value of investor proceeds raised from the Offering will be classified as common stock, with the remainder allocated to capital in excess of par value.
Income Taxes
The Company intends to qualify and make an election to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the first year during which it commences material operations. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Recent Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have other comprehensive income.
NOTE 3 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
NOTE 4 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
Certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and disposition of the assets of the Company; however there were no transactions which resulted in related party fees or expenses being incurred by the Company during the period from February 26, 2013 to September 30, 2013.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

Offering
Cole Capital Corporation (“CCC”), the Company’s dealer manager and an indirect subsidiary of Cole, will receive a commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers will be paid to CCC as a dealer manager fee. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP.
All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI II Advisors or its affiliates and can be reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of September 30, 2013, CCI II Advisors had paid organization and offering costs in connection with the Offering; however, these costs were not included in the financial statements of the Company because such costs were not a liability of the Company as subscriptions for the minimum subscription proceeds had not been received and accepted by the Company. Once the Company has satisfied the terms of its escrow agreement and begins to raise proceeds in the Offering, these costs may become payable.
Acquisitions and Operations
CCI II Advisors, or its affiliates, will receive acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company will reimburse CCI II Advisors or its affiliates for acquisition related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
The Company will pay CCI II Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% will be paid on the Company’s average invested assets that are between $0 to $2 billion; (2) an annualized rate of 0.70% will be paid on the Company’s average invested assets that are between $2 billion and $4 billion; and (3) an annualized rate of 0.65% will be paid on the Company’s average invested assets that are over $4 billion.
The Company will reimburse CCI II Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2.0% of average invested assets, or (2) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI II Advisors for personnel costs in connection with the services for which CCI II Advisors receives acquisition or disposition fees.
Liquidation/Listing
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties, the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of the property, not to exceed 1.0% of the contract price of each property sold; provided, however, in no event may the disposition fee paid to CCI II Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors at such rates and in such amounts as the Company’s board of directors, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the asset sold.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

If the Company is sold or its assets are liquidated, CCI II Advisors will be entitled to receive a subordinated performance fee equal to 15% of the net sale proceeds remaining after investors have received a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Advisors will be entitled to a subordinated performance fee equal to 15% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CCI II Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination.
NOTE 5 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage CCI II Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CCI II Advisors and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 6 — SUBSEQUENT EVENTS
Cole/ARCP Merger Agreement
On October 22, 2013, Cole entered into the Merger Agreement with ARCP and Merger Sub. The Merger Agreement provides for the merger of Cole with and into Merger Sub (the “Merger”), with Merger Sub surviving as a direct wholly owned subsidiary of ARCP. Cole indirectly owns and/or controls CCI II Advisors and CCC as well as CREI Advisors, LLC and Cole Capital™, the Company’s property manager and sponsor, respectively. The completion of the Merger is subject to various conditions.
Despite the indirect change of control that would occur for the Company’s advisor, dealer manager, property manager and sponsor upon consummation of the Merger, such entities are expected to continue to serve in their respective capacities to the Company following the Merger.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Registration Statement. The terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT II), Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiary, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found under “Item 1A—Risk Factors” section in the prospectus portion of the Registration Statement.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified under “Item 1A—Risk Factors” section in the prospectus portion of the Registration Statement.
Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Overview
We were formed on February 26, 2013 to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term net leases and are strategically located throughout the United States. As of September 30, 2013, we have not commenced any significant operations because we are in our organization stage. We will not commence any significant operations until we raise a minimum of $2.5 million in subscription proceeds pursuant to the Offering.

Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn.
Results of Operations
As of September 30, 2013, we had not broken escrow in our initial public offering or acquired any investments. For the period from February 26, 2013 to September 30, 2013, we incurred a net loss of $18,417 which related to general and administrative expenses consisting of board of directors’ fees and legal fees. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties and real estate-related investments.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses incurred before we have raised a minimum of $2.5 million in subscription proceeds pursuant to the Offering. We do not expect our operating expenses to be significant until we make an initial investment from the proceeds from the Offering. After we make an initial investment, we expect our principal demands for funds will be for operating expenses, distributions and interest and principal on any future indebtedness. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions.
We expect our operating cash flows to increase as we acquire properties. Assuming a maximum Offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the Offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of our advisor in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI II Advisors or its affiliates and can be reimbursed by us up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of September 30, 2013, CCI II Advisors had paid organization and offering costs in connection with the Offering; however, these costs were not included in our financial statements because such costs were not a liability, as we had not received and accepted subscriptions for the minimum subscription proceeds. Once we have satisfied the terms of our escrow agreement and begin to raise proceeds in the Offering, these costs may become payable.

Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of tenant improvements, acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering and/or future borrowings. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
We intend to borrow money to acquire properties and make other investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our independent directors have approved borrowings in excess of these limitations during the Offering period since we will then be in the process of raising our equity capital to acquire our portfolio.
Election as a REIT
We intend to qualify and be taxed as a REIT under the Code beginning with the first year during which we commence material operations. To qualify and maintain status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations.

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Once we begin operations, we anticipate that our critical accounting policies will be the following:

•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations is contained in the Registration Statement, and our critical accounting policies have not changed from February 26, 2013 to September 30, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated balance sheet as of March 20, 2013 and related notes thereto, which is contained in the Registration Statement.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 3 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates whereby we have agreed to pay, certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, and reimbursement of certain operating costs. See Note 4 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
When we commence principal operations, we expect to be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We intend to manage our interest rate risk with the objectives of limiting the impact of interest rate changes on operations and cash flows, and lowering overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in the prospectus portion of the Registration Statement, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On March 20, 2013, we sold 20,000 shares of common stock, at $10.00 per share, to a predecessor to CREI, the indirect owner of CCI II Advisors and CCC. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act. On September 17, 2013, the Registration Statement for the offering of up to 250.0 million shares of common stock at a price of $10.00 per share was declared effective under the Securities Act. The Registration Statement also covered the offering of up to 50.0 million shares of common stock pursuant to the DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share.
Subscription proceeds will be placed in escrow until such time as subscriptions proceeds aggregating at least the minimum of $2.5 million have been received. Funds in escrow will be invested in short-term investments, which may include obligations of, or obligations guaranteed by, the U.S. government or bank money-market accounts or certificates of deposit of national or state banks that have deposits insured by the Federal Deposit Insurance Corporation (including certificates of deposit of any bank acting as a depository or custodian for any such funds) that can be readily sold or otherwise disposed of for cash without any dissipation of the Offering proceeds. Amounts associated with these subscriptions will be reflected in restricted cash on our balance sheet.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Effective November 12, 2013, Article III, Section 11 of our bylaws was amended to require that any vacancy on our board of directors resulting from an increase in the size of the board of directors be filled by a majority vote of the entire board of directors, including a majority of the directors who are independent directors, as defined in our charter (the “Independent Directors”). This section of the bylaws previously provided that such vacancies could be filled by a majority vote of the entire board of directors, but did not require that a majority of the Independent Directors also approve the filling of such vacancies. In addition, Article III, Section 11 of our bylaws was further amended by adding the requirement that Section 11 may be amended only upon the affirmative vote of our entire board of directors, including a majority of the Independent Directors. Previously, this section of the bylaws could be amended by a majority vote of our board of directors, but did not require approval by a majority of the Independent Directors.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Office & Industrial REIT (CCIT II), Inc. (Registrant)

By:	/s/ Gavin B. Brandon
Name:	Gavin B. Brandon
Title:	Vice President of Accounting (Principal Accounting Officer)
Date: November 13, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1
Dealer Manager Agreement by and between Cole Office & Industrial REIT (CCIT II), Inc. and Cole Capital Corporation, dated as of September 17, 2013 (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 333-187470), filed on September 17, 2013).

3.1
Articles of Amendment and Restatement of Cole Office & Industrial REIT (CCIT II), Inc. dated August 27, 2013 (Incorporated by reference to Exhibit 3.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-187470), filed on August 28, 2013).

3.2*	Amended and Restated Bylaws of Cole Office & Industrial REIT (CCIT II), Inc. effective November 12, 2013.
4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-187470), filed on August 28, 2013).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-187470), filed on August 28, 2013).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s pre-effective amendment to Form S-11 (File No. 333-187470), filed on August 28, 2013).
4.4	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s pre-effective amendment to Form S-11 (File No. 333-187470), filed on August 28, 2013).
10.1
Advisory Agreement by and between Cole Office & Industrial REIT (CCIT II), Inc. and Cole Corporate Income Advisors II, LLC dated August 27, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-187470), filed on August 28, 2013).

10.2
Agreement of Limited Partnership of Cole Corporate Income Operating Partnership II, LP, by and between Cole Office & Industrial REIT (CCIT II), Inc. and the limited partners thereto dated August 27, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-187470), filed on August 28, 2013).

10.3	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.3 to the Company’s pre-effective amendment to Form S-11 (File No. 333-187470), filed on August 28, 2013).
10.4
Escrow Agreement by and among Cole Office & Industrial REIT (CCIT II), Inc., Cole Capital Corporation and UMB Bank, N.A. dated August 27, 2013 (Incorporated by reference to Exhibit 10.4 to the Company’s pre-effective amendment to Form S-11 (File No. 333-187470), filed on August 28, 2013).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.