Form 10-Q
period 2014-03-31
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2014-05-14
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-187470 (1933 Act)

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
(Exact name of registrant as specified in its charter)

Maryland	46-2218486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 9, 2014, there were approximately 3.1 million shares of common stock, par value $0.01, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$4,560,930	$—
Buildings and improvements, less accumulated depreciation of $102,340 and $0, respectively	17,405,930	—
Acquired intangible lease asset, less accumulated amortization of $41,612 and $0, respectively	1,889,188	—
Total investment in real estate assets, net	23,856,048	—
Cash	1,763,589	137,901
Restricted cash	287,000	—
Rents and tenant receivables	40,613	—
Deferred financing costs, less accumulated amortization of $74,419 and $0, respectively	679,316	840
Total assets	$26,626,566	$138,741
LIABILITIES & STOCKHOLDERS’ EQUITY
Credit facility	$16,800,000	$—
Note payable to affiliates	1,900,000	—
Accounts payable and accrued expenses	234,744	38,625
Escrowed investor proceeds	287,000	—
Due to affiliates	220,726	—
Distributions payable	31,728	—
Deferred rental income	180,348	—
Total liabilities	19,654,546	38,625
Commitments and contingencies
Redeemable common stock	2,825	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 888,094 and 20,000 shares issued and outstanding, respectively	8,881	200
Capital in excess of par value	7,919,977	199,800
Accumulated deficit	(959,663)	(99,884)
Total stockholders’ equity	6,969,195	100,116
Total liabilities and stockholders’ equity	$26,626,566	$138,741
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2014

Revenues:
Rental and other property income	$377,431
Tenant reimbursement income	80,185
Total revenue	457,616
Expenses:
General and administrative expenses	$154,859
Property operating expenses	80,484
Advisory fees and expenses	38,466
Acquisition related expenses	563,334
Depreciation	102,340
Amortization	41,612
Total operating expenses	981,095
Operating loss	(523,479)
Other expense:
Interest expense	(279,456)
Total other expense	(279,456)
Net loss	$(802,935)
Weighted average number of common shares outstanding:
Basic and diluted	386,776
Net loss per common share:
Basic and diluted	$(2.08)
Distributions declared per common share	$0.15
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014. Therefore, the Company had no activity during the three months ended March 31, 2013. The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2014	20,000	$200	$199,800	$(99,884)	$100,116
Issuance of common stock	868,094	8,681	8,396,072	—	8,404,753
Distributions to investors	—	—	—	(56,844)	(56,844)
Commissions on stock sales and related dealer manager fees	—	—	(504,975)	—	(504,975)
Other offering costs	—	—	(168,095)	—	(168,095)
Changes in redeemable common stock	—	—	(2,825)	—	(2,825)
Net loss	—	—	—	(802,935)	(802,935)
Balance, March 31, 2014	888,094	$8,881	$7,919,977	$(959,663)	$6,969,195
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(802,935)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	102,340
Amortization of intangible lease asset, net	41,612
Amortization of deferred financing costs	74,419
Changes in assets and liabilities:
Rents and tenant receivables	(40,613)
Accounts payable and accrued expenses	196,119
Deferred rental income	180,348
Net cash used in operating activities	(248,710)
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(24,000,000)
Change in restricted cash	(287,000)
Net cash used in investing activities	(24,287,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	8,401,928
Offering costs on issuance of common stock	(452,344)
Proceeds from credit facility	16,800,000
Proceeds from note payable to affiliates	5,800,000
Repayment of note payable to affiliates	(3,900,000)
Distributions to investors	(22,291)
Escrowed investor proceeds	287,000
Deferred financing costs paid	(752,895)
Net cash provided by financing activities	26,161,398
Net increase in cash and cash equivalents	1,625,688
Cash and cash equivalents, beginning of period	137,901
Cash and cash equivalents, end of period	$1,763,589
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$31,728
Accrued other offering costs	$220,726
Common stock issued through distribution reinvestment plan	$2,825
Supplemental Cash Flow Disclosures:
Interest paid	$195,070
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014. Therefore, the Company had no activity during the three months ended March 31, 2013. The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2014
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) was formed on February 26, 2013 and is a Maryland corporation that intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interest in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”). The Company is externally managed by Cole Corporate Income Advisors II, LLC, a Delaware limited liability company (“CCI II Advisors”), an affiliate of its sponsor, Cole Capital™, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled CCI II Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and Cole Capital.  As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CCI II Advisors, CCC, CREI Advisors and Cole Capital.
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
On January 13, 2014, the Company satisfied certain conditions of the escrow agreement regarding the minimum offering amount in the Offering and issued approximately 275,000 shares of common stock to an affiliate of the Company’s sponsor, resulting in gross proceeds of $2.5 million, and commenced principal operations. In addition, the Company has special escrow provisions for residents of Pennsylvania, which have not been satisfied as of May 9, 2014, and therefore, the Company has not accepted subscriptions from residents of Pennsylvania.
As of March 31, 2014, the Company had issued approximately 868,000 shares of its common stock in the Offering for gross offering proceeds of $8.4 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of March 31, 2014, the Company owned one property, comprising approximately 84,000 rentable square feet of corporate office space that was 100% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

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
Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2014.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease a property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2014 or December 31, 2013.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land, buildings, improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm will have no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease intangibles will be recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which will generally be obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles will be capitalized as intangible lease assets or liabilities, respectively. Above market leases will be amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases will be amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company will expect a tenant to execute a bargain renewal option, the Company will evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases includes estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
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
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
Restricted cash was comprised of escrowed investor proceeds for which shares of common stock had not been issued as of March 31, 2014.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

Concentration of Credit Risk
As of March 31, 2014, the Company had cash on deposit, including restricted cash, at one financial institution, in which the Company had deposits in excess of federally insured levels totaling $1.5 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2014, the Company had one tenant that accounted for 100% of the Company’s 2014 gross annualized rental revenues.
Deferred Financing Costs
Deferred financing costs are capitalized and are amortized on a straight-line basis over the term of the related financing agreement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed.
Offering and Related Costs
CCI II Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of the gross proceeds from the Offering. As of March 31, 2014, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
Distributions Payable and Distribution Policy
In order to qualify and maintain its status as a REIT, the Company is required to, among other things, make distributions each taxable year equal to at least 90% of its taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). To the extent that funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of applicable record dates. The Company intends to qualify and elect to be taxed as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 2014; however, the Company has not yet elected, and has not yet qualified, to be taxed as a REIT as it did not commence principal operations until January 13, 2014.
The Company's board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per share, based on a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on January 14, 2014 and ending on March 31, 2014. In addition, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0017260274 per share, based on a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on April 1, 2014 and ending on June 30, 2014. As of March 31, 2014, the Company had distributions payable of approximately $32,000.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the three months ended March 31, 2014.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

Reportable Segment
The Company’s operating segment consists of one commercial property, which includes activities related to investing in real estate such as corporate office and industrial and other real estate related assets. The Company expects the commercial properties to be geographically diversified throughout the United States and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Income Taxes
The Company intends to qualify and make an election to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ending December 31, 2014. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none during the three months ended March 31, 2014.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.
NOTE 3 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
Level 1 - Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 - Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash - The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Credit facility and note payable to affiliates - The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt as of March 31, 2014 approximated the carrying value on that date. The fair value of the Company’s debt is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the three months ended March 31, 2014, the Company acquired one commercial property for a purchase price of $24.0 million (the “2014 Acquisition”). The Company purchased the 2014 Acquisition with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

March 31, 2014
Land	$4,560,930
Building and improvements	17,508,270
Acquired in-place leases	1,930,800
Total purchase price	$24,000,000
The Company recorded revenue for the three months ended March 31, 2014 of approximately $458,000 and a net loss for the three months ended March 31, 2014 of approximately $371,000 related to the 2014 Acquisition.
The following table summarizes selected financial information of the Company as if the 2014 Acquisition was completed on January 1, 2013 for the period presented below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
Pro forma basis:
Revenue	$528,017	$528,017
Net loss	$(211,947)	$(348,363)
The pro forma information for the three months ended March 31, 2014 was adjusted to exclude $563,000 of acquisition related costs recorded during such period related to the 2014 Acquisition. These costs were recognized in the pro forma information for the three months ended March 31, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

NOTE 5 — CREDIT FACILITY AND NOTE PAYABLE TO AFFILIATE
As of March 31, 2014, the Company had $18.7 million of debt outstanding, with a weighted average years to maturity of 1.69 years and weighted average interest rate of 4.73%. The following table summarizes the debt activity for the three months ended March 31, 2014:

		During the three months ended March 31, 2014
	Balance as of December 31, 2013	Debt Issuance	Repayments	Balance as of March 31, 2014
Note payable to affiliate	$—	$5,800,000	$(3,900,000)	$1,900,000
Credit facility	—	16,800,000	—	16,800,000
Total	$—	$22,600,000	$(3,900,000)	$18,700,000
As of March 31, 2014, CCI II OP had $16.8 million of debt outstanding under its secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent. The Credit Facility allows CCI II OP to borrow up to $100.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed the borrowing base, calculated as 70% of the aggregate value allocated to each qualified property comprising eligible collateral. Based on the underlying collateral pool, no amounts were available for additional borrowings under the Credit Facility as of March 31, 2014. Subject to meeting certain conditions described in the credit agreement for the Credit Facility (the “Credit Agreement”) and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. The Credit Facility matures on January 13, 2017.
The Revolving Loans will bear interest at rates depending upon the type of loan specified by CCI II OP. For a eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by CCI II OP, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the overall leverage ratio, generally defined in the Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.75% at a Leverage Ratio greater than 65.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of (i) JPMorgan Chase’s Prime Rate; (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (iii) one-month LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.75% at a Leverage Ratio greater than 65.0%. As of March 31, 2014, the Revolving Loans had a weighted average interest rate of 5.00%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth of at least $8.4 million as of March 31, 2014, a leverage ratio less than or equal to 70.0% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of March 31, 2014.
In addition, during the three months ended March 31, 2014, CCI II OP entered into a $10.0 million subordinate revolving line of credit with Series C, LLC, an affiliate of the Company’s advisor (the “Series C Loan”). The Series C Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on January 13, 2015. The Series C Loan had a weighted average interest rate of 2.35% as of March 31, 2014. In the event the Series C Loan is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Loan has been approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of March 31, 2014, the Company had $1.9 million of debt outstanding and $8.1 million available for borrowing under the Series C Loan.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company carries environmental liability insurance on its property that will provide limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes are reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CCI II Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CCI II Advisors, receives, and will continue to receive a commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers will be paid to CCC as a dealer manager fee. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP.
All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI II Advisors or its affiliates and can be reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of March 31, 2014, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated:

Three Months Ended
March 31, 2014
Offering:
Selling commissions	$386,800
Selling commissions reallowed by CCC	$386,800
Dealer manager fees	$118,175
Dealer manager fees reallowed by CCC	$54,817
Organization and offering expense reimbursement	$168,095
As of March 31, 2014, $452,000 of the amounts shown above had been paid to CCI II Advisors and its affiliates and $221,000 had been incurred, but not yet paid, for services provided by CCI II Advisors or its affiliates in connection with the offering stage and is a liability to the Company. As the Company did not commence principal operations until January 13, 2014, the Company did not incur any selling commissions, dealer manager fees or expense reimbursements in connection with the offering stage during the three months ended March 31, 2013.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

Acquisitions and Operations
CCI II Advisors, or its affiliates, receive acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI II Advisors or its affiliates for acquisition related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
The Company pays CCI II Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% will be paid on the Company’s average invested assets that are between $0 to $2 billion; (2) an annualized rate of 0.70% will be paid on the Company’s average invested assets that are between $2 billion and $4 billion; and (3) an annualized rate of 0.65% will be paid on the Company’s average invested assets that are over $4 billion.
The Company will reimburse CCI II Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2.0% of average invested assets, or (2) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI II Advisors for personnel costs in connection with the services for which CCI II Advisors receives acquisition or disposition fees. The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated:

Three Months Ended
March 31, 2014
Acquisition and Operations:
Acquisition fees and expenses	$480,000
Advisory fees and expenses	$38,466
Operating expenses	$—
As of March 31, 2014, no amounts had been incurred, but not yet paid, for services in connection with the acquisitions and operations stage provided by CCI II Advisors or its affiliates. During the three months ended March 31, 2013, the Company did not incur any operating expenses in connection with administrative services described above. As the Company did not commence principal operations until January 13, 2014, the Company did not incur any fees or expense reimbursements in connection with the acquisitions and operations stage during the three months ended March 31, 2013.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

Transactions
In connection with the real estate assets acquired during three months ended March 31, 2014, the Company entered into the Series C Loan. Refer to Note 5 to these condensed consolidated unaudited financial statements for the terms of the Series C Loan. As of March 31, 2014, the Company had $1.9 million outstanding under the Series C Loan. The Company incurred approximately $26,000 of interest expense due to an affiliate of CCI II Advisors related to the Series C Loan during the three months ended March 31, 2014. During the year ended December 31, 2013, the Company did not enter into any loan agreements with affiliates of CCI II Advisors.
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
During the three months ended March 31, 2014, no commissions or fees were incurred for any such services provided by CCI II Advisors and its affiliates related to the services described above.
Due to Affiliates
As of March 31, 2014, $221,000 had been incurred primarily for offering costs by CCI II Advisors or its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.
NOTE 8 — ECONOMIC DEPENDENCY
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
NOTE 9 — SUBSEQUENT EVENTS
Status of the Offering
As of May 9, 2014, the Company had received approximately $30.5 million in gross offering proceeds through the issuance of approximately 3.1 million shares of its common stock in the Offering. In addition, the Company has special escrow provisions for residents of Pennsylvania, which have not been satisfied as of May 9, 2014, and therefore, the Company has not accepted subscriptions from residents of Pennsylvania. The escrow provisions for residents of Washington were satisfied on May 2, 2014, and the Company began accepting subscriptions from residents of Washington on May 2, 2014.
Investment in Real Estate Assets
Subsequent to March 31, 2014, the Company, through CCI II OP, acquired one property, consisting of approximately 114,000 gross rentable square feet of corporate office space for a purchase price of approximately $32.3 million. The acquisition was funded through the use of net proceeds from the Offering and available borrowings from the Credit Facility. Acquisition related expenses totaling $645,000 were expensed as incurred.
Repayment of Series C Loan
During April 2014, the Company repaid the $1.9 million outstanding as of March 31, 2014 under the Series C Loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. The terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT II), Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified under “Item 1A — Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Overview
We were formed on February 26, 2013 and we intend to qualify and elect to be taxed as a REIT for federal income tax purposes beginning with the taxable year ending December 31, 2014. We commenced our principal operations on January 13, 2014 when we satisfied the conditions of our escrow agreement and issued approximately 275,000 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI II Advisors, our advisor. We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of our properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
On February 7, 2014, ARCP acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, CCI II Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.  As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CCI II Advisors, CCC, CREI Advisors and Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 82.5% of our total revenue for the three months ended March 31, 2014. As 100% of our rentable square feet was under lease as of March 31, 2014, with a remaining lease term of nine years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CCI II Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of March 31, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 78%.
As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering multiple lending sources, including securitized debt, fixed rate loans, line of credit borrowings, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.

Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2014, 100% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CCI II Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current lease provides.
Results of Operations
As of March 31, 2014, we owned one property, of which 100% of the rentable square feet was leased. As we did not commence principal operations until January 13, 2014, comparative financial data is not presented for the three months ended March 31, 2013.
Three Months Ended March 31, 2014
Revenue for the three months ended March 31, 2014 totaled $457,000. Our revenue consisted of rental and other property income of $377,000 related to our property acquisition. We also paid certain operating expenses subject to reimbursement by the tenant of $80,000.
General and administrative expenses for the three months ended March 31, 2014 totaled $155,000, primarily consisting of unused fees on the Credit Facility, accounting fees, board of directors costs, and organization fees. For the three months ended March 31, 2014, depreciation and amortization expenses were $144,000 and acquisition related expenses totaled $563,000.
Pursuant to the advisory agreement with CCI II Advisors and based upon the amount of our current invested assets, we are required to pay to CCI II Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI II Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the three months ended March 31, 2014 totaled $38,000.
Our 2014 Acquisition was financed with net proceeds from our Offering and borrowings from the Credit Facility and the Series C Loan. During the three months ended March 31, 2014, we incurred $279,000 of interest expense as the borrowings on the Credit Facility were base rate committed loans. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised in the Offering, the cost and availability of borrowings and the opportunity to acquire real estate assets in accordance with our investment strategy. We anticipate future borrowings on the Credit Facility will remain outstanding as eurodollar rate loans.
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
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of March 31, 2014, no redemptions were requested and no shares were redeemed under our share redemption program.

Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. The sources of our operating cash flows will primarily be driven by the rental income received from current and future leased properties. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2014, we had raised $8.4 million of gross proceeds from the Offering before offering costs and selling commissions of approximately $673,000. As of March 31, 2014, we had cash of $1.8 million and available borrowings of $8.1 million under the Series C Loan.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions, and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions.
We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of our advisor in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI II Advisors or its affiliates and can be reimbursed by us up to 2.0% of aggregate gross offering proceeds. As of March 31, 2014, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these excess costs may become payable to CCI II Advisors.
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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Credit Facility or the Series C Loan and/or future borrowings on unencumbered indebtedness. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of March 31, 2014, we had $18.7 million of debt outstanding with a weighted average interest rate of 4.73%. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of March 31, 2014 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — affiliate line of credit	$1,900,000	$1,900,000	$—	$—	$—
Interest payments — affiliate line of credit (2)	33,630	33,630	—	—	—
Principal payments — credit facility (3)	16,800,000	—	16,800,000	—	—
Interest payments — credit facility (3)	1,503,161	827,480	675,681	—	—
Total	$20,236,791	$2,761,110	$17,475,681	$—	$—

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations under the Series C Loan are based on the interest rate in effect as of March 31, 2014 of 2.35%.

(3)
Payment obligations for the revolving loans outstanding under the Credit Facility are based on the weighted average interest rate in effect as of March 31, 2014 of 5.00%. Does not include the impact of any extension. We may elect to extend the maturity of the Credit Facility for a period of 12 months upon the satisfaction of certain conditions in the Credit Agreement.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines, unless borrowings in excess of such limit are approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our initial capital raising stage. As of March 31, 2014, we obtained borrowings that caused our ratio of debt to total gross real estate assets to exceed the 60% and 75% limitations, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:
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
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $249,000 for the three months ended March 31, 2014, primarily due to a net loss of $803,000 and rent and tenant receivables of $41,000. The net loss primarily resulted from $563,000 of acquisition costs for the 2014 Acquisition. These decreases were offset by increases to accounts payable and accrued expenses of $196,000, depreciation and amortization expenses of $218,000 and deferred rental income of $180,000. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $24.3 million for the three months ended March 31, 2014, resulting from the 2014 Acquisition and an increase in restricted cash of $287,000.
Financing Activities. Net cash provided by financing activities was $26.2 million for the three months ended March 31, 2014, primarily due to an increase in borrowings on the Credit Facility and the Series C Loan of $18.7 million, net proceeds from the issuance of common stock under the Offering of $8.0 million and an increase in escrowed investor proceeds of $287,000, partially offset by the payment of deferred financing costs of $753,000.

Election as a REIT
We believe we will qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Code beginning with the taxable year ending December 31, 2014, as we did not commence principal operations until January 13, 2014. To qualify and maintain status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets;

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2013, and our critical accounting policies have not changed during the three months ended March 31, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2013 and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates whereby we have agreed to pay, certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, advisory fees, sales commissions, dealer manager fees, and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to March 31, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of March 31, 2014, we had $18,700,000 of variable rate debt outstanding on the Credit Facility and the Series C Loan, and a change of 50 basis points in interest rates would result in a change in interest expense of $94,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our property is the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On March 20, 2013, the Company sold 20,000 shares of common stock, at $10.00 per share, to a predecessor to CREInvestments, LLC. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. Subsequent to December 31, 2013, the ownership of such shares was transferred to ARC Properties Operating Partnership, L.P. (“ARCP OP”). Pursuant to our charter, ARCP OP is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains our sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 20,000 shares of our common stock to other affiliates of our sponsor.
On September 17, 2013, the Registration Statement (Registration No. 333-187470) for the offering of up to 250.0 million shares of common stock at a price of $10.00 per share was declared effective under the Securities Act. The Registration Statement also covered the offering of up to 50.0 million shares of common stock pursuant to the DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share.
On January 13, 2014, we satisfied certain conditions of the escrow agreement regarding the minimum offering amount in the Offering and issued approximately 275,000 shares of common stock to ARCP OP, resulting in gross proceeds of $2.5 million, and commenced principal operations. We have special escrow provisions for residents of Pennsylvania, which have not been satisfied as of May 9, 2014, and therefore, the Company has not accepted subscriptions from residents of Pennsylvania.
As of March 31, 2014, we had issued approximately 868,000 shares of our common stock in the Offering for gross offering proceeds of $8.4 million, out of which we paid approximately $505,000 in selling commissions and dealer manager fees and $168,000 in organization and offering costs to CCI II Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $24.0 million in real estate assets and incurred acquisition costs of $563,000, including costs of $480,000 in acquisition fees and expense reimbursements to CCI II Advisors. As of May 9, 2014, we have sold approximately 3.1 million shares in the Offering for gross offering proceeds of $30.5 million.
Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the quarter ended March 31, 2014, no shares were redeemed.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2014 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Office & Industrial REIT (CCIT II), Inc. (Registrant)

By:	/s/ Gavin B. Brandon
Name:	Gavin B. Brandon
Title:	Senior Vice President of Accounting (Principal Accounting Officer)
Date: May 14, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
Credit Agreement, dated January 13, 2014, by and between Cole Corporate Income Operating Partnership II, LP and J.P. Morgan Securities, LLC, as sole lead arranger and sole bookrunner, and JPMorgan Chase Bank, N.A. as administrative agent, swing line lender, letter of credit issuer, syndication agent, and documentation agent (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed on March 28, 2014).

10.2
Subordinate Promissory Note, dated January 13, 2014, by and between Cole Corporate Income Operating Partnership II, LP and Series C, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed on March 28, 2014).

10.3
Agreement of Sale and Purchase dated December 11, 2013, by and between Hines VAF No Cal Properties, L.P. and Series C, LLC (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed on March 28, 2014).

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