Form 10-Q
period 2014-06-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2014-08-14
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 12, 2014, there were approximately 12.8 million shares of common stock, par value $0.01, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$21,829,015	$—
Buildings and improvements, less accumulated depreciation of $562,251 and $0, respectively	175,222,695	—
Acquired intangible lease assets, less accumulated amortization of $191,076 and $0, respectively	17,886,619	—
Total investment in real estate assets, net	214,938,329	—
Cash and cash equivalents	8,397,778	137,901
Restricted cash	308,005	—
Rents and tenant receivables	649,820	—
Prepaid expenses	29,011	—
Deferred financing costs, less accumulated amortization of $169,605 and $0, respectively	611,976	840
Total assets	$224,934,919	$138,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$100,000,000	$—
Line of credit with affiliate	55,000,000	—
Accounts payable and accrued expenses	718,114	38,625
Escrowed investor proceeds	308,000	—
Due to affiliates	4,452,526	—
Distributions payable	320,033	—
Deferred rental income	766,964	—
Total liabilities	161,565,637	38,625
Commitments and contingencies
Redeemable common stock	164,964	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 7,773,806 and 20,000 shares issued and outstanding, respectively	77,738	200
Capital in excess of par value	68,983,416	199,800
Accumulated distributions in excess of earnings	(5,856,836)	(99,884)
Total stockholders’ equity	63,204,318	100,116
Total liabilities and stockholders’ equity	$224,934,919	$138,741
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues:
Rental and other property income	$1,256,520	$1,633,951
Tenant reimbursement income	171,619	251,804
Total revenue	1,428,139	1,885,755
Expenses:
General and administrative expenses	236,655	391,514
Property operating expenses	213,921	294,405
Advisory fees and expenses	128,580	167,046
Acquisition related expenses	4,166,910	4,730,244
Depreciation	459,911	562,251
Amortization	149,464	191,076
Total operating expenses	5,355,441	6,336,536
Operating loss	(3,927,302)	(4,450,781)
Other income (expense):
Interest and other income	1,103	1,103
Interest expense	(377,535)	(656,991)
Total other expense	(376,432)	(655,888)
Net loss	$(4,303,734)	$(5,106,669)
Weighted average number of common shares outstanding:
Basic and diluted	3,746,241	2,075,789
Net loss per common share:
Basic and diluted	$(1.15)	$(2.46)
Distributions declared per common share	$0.16	$0.31
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014. Therefore, the Company had no activity during the three and six months ended June 30, 2013. The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2014	20,000	$200	$199,800	$(99,884)	$100,116
Issuance of common stock	7,753,806	77,538	76,945,515	—	77,023,053
Distributions to investors	—	—	—	(650,283)	(650,283)
Commissions on stock sales and related dealer manager fees	—	—	(6,456,474)	—	(6,456,474)
Other offering costs	—	—	(1,540,461)	—	(1,540,461)
Changes in redeemable common stock	—	—	(164,964)	—	(164,964)
Net loss	—	—	—	(5,106,669)	(5,106,669)
Balance, June 30, 2014	7,773,806	$77,738	$68,983,416	$(5,856,836)	$63,204,318
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(5,106,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	562,251
Amortization of intangible lease assets	191,076
Amortization of deferred financing costs	169,605
Changes in assets and liabilities:
Rents and tenant receivables	(649,820)
Prepaid expenses	(29,011)
Accounts payable and accrued expenses	679,489
Deferred rental income	766,964
Due to affiliates	194,767
Net cash used in operating activities	(3,221,348)
Cash flows from investing activities:
Investment in real estate assets	(211,433,897)
Change in restricted cash	(308,005)
Net cash used in investing activities	(211,741,902)
Cash flows from financing activities:
Proceeds from issuance of common stock	76,858,089
Offering costs on issuance of common stock	(7,996,935)
Proceeds from credit facility	126,525,000
Repayments of credit facility	(26,525,000)
Proceeds from line of credit with affiliate	64,800,000
Repayments of line of credit with affiliate	(9,800,000)
Distributions to investors	(165,286)
Change in escrowed investor proceeds	308,000
Deferred financing costs paid	(780,741)
Net cash provided by financing activities	223,223,127
Net increase in cash and cash equivalents	8,259,877
Cash and cash equivalents, beginning of period	137,901
Cash and cash equivalents, end of period	$8,397,778
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$320,033
Escrow deposits due to affiliate on acquired real estate assets	$4,257,759
Common stock issued through distribution reinvestment plan	$164,964
Supplemental cash flow disclosures:
Interest paid	$375,782
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014. Therefore, the Company had no activity during the six months ended June 30, 2013. The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) was formed on February 26, 2013 and is a Maryland corporation that intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes for the year ending December 31, 2014. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership. The Company is externally managed by Cole Corporate Income Advisors II, LLC, a Delaware limited liability company (“CCI II Advisors”), an affiliate of its sponsor, Cole Capital™, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT that is organized as a Maryland corporation and listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CCI II Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CCI II Advisors, CCC, CREI Advisors and Cole Capital.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-187470) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 17, 2013, the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of 250.0 million shares of its common stock at a price of $10.00 per share and up to 50.0 million additional shares to be issued pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (together, the “Offering”).
On January 13, 2014, the Company satisfied certain conditions of the escrow agreement regarding the minimum offering amount in the Offering and issued approximately 275,000 shares of common stock to an affiliate of the Company’s sponsor, resulting in gross proceeds of $2.5 million, and commenced principal operations.
As of June 30, 2014, the Company had issued approximately 7.8 million shares of its common stock in the Offering for gross offering proceeds of $77.0 million before organization and offering costs, selling commissions and dealer manager fees of $8.0 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of June 30, 2014, the Company owned ten properties, comprising 2.5 million rentable square feet of income-producing necessity corporate office and industrial properties located in nine states. As of June 30, 2014, the rentable space at these properties was 100% leased.
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
June 30, 2014

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2014.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2014 or December 31, 2013.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles will be capitalized as intangible lease assets or liabilities, respectively. Above market leases will be amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases will be amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements will be based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, will be reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
June 30, 2014

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
Restricted cash was comprised of escrowed investor proceeds for which shares of common stock had not been issued as of June 30, 2014.
Concentration of Credit Risk
As of June 30, 2014, the Company had cash on deposit, including restricted cash, at two financial institutions, in both of which the Company had deposits in excess of federally insured levels totaling $8.2 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2014, six of the Company’s tenants accounted for 19%, 17%, 13%, 13%, 11% and 10%, respectively, of the Company’s 2014 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of June 30, 2014, two of the Company’s properties were located in Indiana and one property was located in each of Alabama, Massachusetts, Ohio and California, which properties accounted for 23%, 19%, 17%, 13% and 10%, respectively, of the Company’s 2014 total gross annualized rental revenues. In addition, the Company had tenants in the manufacturing, government and non-profit, logistics and automotive industries, which comprised 33%, 29%, 25% and 13%, respectively, of the Company’s 2014 gross annualized rental revenues.
Offering and Related Costs
CCI II Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of June 30, 2014, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
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
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per share, based on a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on January 14, 2014 and ending on March 31, 2014. In addition, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0017260274 per share, based on a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on April 1, 2014 and ending on September 30, 2014. As of June 30, 2014, the Company had distributions payable of $320,000.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its condensed consolidated unaudited balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the six months ended June 30, 2014.
Reportable Segment
The Company’s operating segment consists of commercial properties, which may include activities related to investing in real estate such as corporate office and industrial and other real estate-related assets. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
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
Income Taxes
The Company intends to elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2014, as it did not commence principal operations until January 13, 2014. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, as well as federal income and excise taxes on its undistributed income.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company does not believe ASU 2014-09, when effective, will have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company currently accounts for real estate sales in a manner that is consistent with ASU 2014-09.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

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
Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 – Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash – The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization. These financial assets are considered Level 1.
Credit facility and line of credit with affiliate – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2. As of June 30, 2014, the estimated fair value of the Company’s debt was $155.9 million compared to the carrying value of $155.0 million.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the six months ended June 30, 2014, the Company acquired ten commercial properties for an aggregate purchase price of $215.7 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation:

June 30, 2014
Land	$21,829,015
Building and improvements	175,784,946
Acquired in-place leases	18,077,695
Total purchase price	$215,691,656
The Company recorded revenue for the three and six months ended June 30, 2014 of $1.4 million and $1.9 million, respectively, and a net loss for the three and six months ended June 30, 2014 of $4.3 million and $5.1 million, respectively, related to the 2014 Acquisitions. In addition, the Company recorded $4.2 million and $4.7 million of acquisition related expenses for the three and six months ended June 30, 2014, respectively.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

The following table summarizes selected financial information of the Company as if the 2014 Acquisitions were completed on January 13, 2014, the date the Company commenced principal operations, for both periods presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended June 30, 2014 and for the period from January 13, 2014 to June 30, 2014:

	Three Months Ended June 30, 2014	Period from January 13, 2014 to June 30, 2014
Pro forma basis:
Revenue	$4,247,544	$7,841,621
Net income (loss)	$666,991	$(3,388,614)
The pro forma information for the three months ended June 30, 2014 was adjusted to exclude $4.2 million of acquisition related expenses recorded during such periods related to the 2014 Acquisitions. These expenses were recognized in the pro forma information for the the period from January 13, 2014 to June 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
NOTE 5 — CREDIT FACILITY AND LINE OF CREDIT WITH AFFILIATE
As of June 30, 2014, the Company had $155.0 million of debt outstanding, with a weighted average years to maturity of 1.2 years and a weighted average interest rate of 3.07%. The following table summarizes the debt activity for the six months ended June 30, 2014:

		During the six months ended June 30, 2014
	Balance as of December 31, 2013	Debt Issuance	Repayments	Balance as of June 30, 2014
Credit Facility	$—	$126,525,000	$(26,525,000)	$100,000,000
Line of credit with affiliate	—	64,800,000	(9,800,000)	55,000,000
Total	$—	$191,325,000	$(36,325,000)	$155,000,000
As of June 30, 2014, the Company had $100.0 million of debt outstanding under its secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent. The Credit Facility allowed the Company to borrow up to $100.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed the borrowing base, calculated as 70% of the aggregate value allocated to each qualified property comprising eligible collateral (the “Qualified Properties”). Based on the underlying collateral pool, no amounts were available for additional borrowings under the Credit Facility as of June 30, 2014. Subject to meeting certain conditions described in the credit agreement for the Credit Facility (the “Credit Agreement”) and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. The Credit Facility matures on January 13, 2017; however, the Company may elect to extend the maturity dates of certain loans to January 13, 2019 subject to satisfying certain conditions described in the Credit Agreement.
The Revolving Loans will bear interest at rates depending upon the type of loan specified by the Company. For a eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the overall leverage ratio, generally defined in the Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.75% at a Leverage Ratio greater than 65.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of: (i) JPMorgan Chase’s Prime Rate; (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (iii) one-month LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.75% at a Leverage Ratio greater than 65.0%. As of June 30, 2014, the Revolving Loans had a weighted average interest rate of 3.47%.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Credit Agreement required the Company to maintain a minimum consolidated net worth of at least $60.0 million as of June 30, 2014, a leverage ratio less than or equal to 70.0% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of June 30, 2014.
Subsequent to June 30, 2014, the Company entered into a second modification and lender joinder agreement to the Credit Agreement (the “Modification Agreement”) with JPMorgan Chase, as administrative agent, and U.S. Bank National Association, as a new lender and documentation agent, replacing JPMorgan Chase as documentation agent, in order to increase the maximum principal amount of the Credit Facility (the “Amended Credit Facility”) to $150.0 million in revolving loans (the “Amended Revolving Loans”). See Note 9 for further discussion regarding the terms of the Modification Agreement.
In addition, during the six months ended June 30, 2014, the Company entered into a $10.0 million subordinate revolving line of credit with Series C, LLC (“Series C”), an affiliate of the Company’s advisor (the “Series C Loan”). On June 25, 2014, the Company entered into a modification agreement with Series C in order to increase the maximum principal amount of the subordinate revolving line of credit to $60.0 million (the “Amended Series C Loan”). The Amended Series C Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on January 13, 2015. The Amended Series C Loan had an interest rate of 2.35% as of June 30, 2014. In the event the Amended Series C Loan is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Loan and the Amended Series C Loan were each approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transactions as fair, competitive and commercially reasonable and no less favorable to the Company than comparable loans between unaffiliated parties under the same circumstances. As of June 30, 2014, the Company had $55.0 million of debt outstanding and $5.0 million available for borrowing under the Amended Series C Loan.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes are reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CCI II Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CCI II Advisors, receives, and will continue to receive a commission of up to 7.0% of gross offering proceeds from the primary portion of the Offering before reallowance of commissions earned by participating broker-dealers. CCC intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers will be paid to CCC as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid for by CCI II Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of June 30, 2014, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Offering:
Selling commissions	$4,578,935	$4,965,735
Selling commissions reallowed by CCC	$4,578,935	$4,965,735
Dealer manager fees	$1,372,564	$1,490,739
Dealer manager fees reallowed by CCC	$667,784	$722,601
Other offering costs	$1,372,366	$1,540,461
As of June 30, 2014, $8.0 million of the amounts shown above had been paid to CCI II Advisors and its affiliates and no amounts had been incurred, but not yet paid, for services provided by CCI II Advisors or its affiliates in connection with the offering stage of the Offering. As the Company did not commence principal operations until January 13, 2014, the Company did not incur any selling commissions, dealer manager fees or expense reimbursements in connection with the offering stage of the Offering during the six months ended June 30, 2013.
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
The Company pays CCI II Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2 billion and $4 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4 billion.
The Company will reimburse CCI II Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2.0% of average invested assets, or (2) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI II Advisors for personnel costs in connection with the services for which CCI II Advisors receives acquisition or disposition fees. The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Acquisition and Operations:
Acquisition fees and expenses	$3,897,064	$4,377,064
Advisory fees and expenses	$128,580	$167,046
Operating expenses	$43,329	$43,329

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

As of June 30, 2014, $4.4 million of the amounts shown above had been paid to CCI II Advisors and its affiliates and $195,000 had been incurred, but not yet paid, for services provided by CCI II Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability to the Company. As the Company did not commence principal operations until January 13, 2014, the Company did not incur any fees or expense reimbursements in connection with the acquisitions and operations stage during the six months ended June 30, 2013.
Liquidation/Listing
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of the property, not to exceed 1.0% of the contract price of each property sold; provided, however, in no event may the disposition fee paid to CCI II Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors at such rates and in such amounts as the Company’s board of directors, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the asset sold.
If the Company is sold or its assets are liquidated, CCI II Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received a return of their net capital invested and an 8% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CCI II Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination.
During each of the six months ended June 30, 2014 and 2013, no commissions or fees were incurred for any such services provided by CCI II Advisors and its affiliates related to the liquidation/listing stage.
Due to Affiliates
As of June 30, 2014, $4.5 million had been incurred by CCI II Advisors or its affiliates, but had not yet been reimbursed by the Company, and was included in due to affiliates on the condensed consolidated unaudited balance sheets. Of this amount, $4.3 million related to property escrow deposits due to CCI II Advisors or its affiliates for eight properties that the Company purchased during the six months ended June 30, 2014.
Transactions
In connection with the real estate assets acquired during the six months ended June 30, 2014, the Company entered into the Amended Series C Loan. Refer to Note 5 to these condensed consolidated unaudited financial statements for the terms of the Amended Series C Loan. As of June 30, 2014, the Company had $55.0 million outstanding under the Amended Series C Loan. The Company incurred $40,000 of interest expense due to an affiliate of CCI II Advisors related to the Amended Series C Loan during the six months ended June 30, 2014. During the year ended December 31, 2013, the Company did not enter into any loan agreements with affiliates of CCI II Advisors.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

NOTE 9 — SUBSEQUENT EVENTS
Status of the Offering
As of August 12, 2014, the Company had received $126.7 million in gross offering proceeds through the issuance of approximately 12.7 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP). The escrow provisions for residents of Pennsylvania were satisfied on August 12, 2014, and the Company began accepting subscriptions from residents of Pennsylvania on August 12, 2014.
Investment in Real Estate Assets
Subsequent to June 30, 2014 through August 12, 2014, the Company acquired two properties for an aggregate purchase price of $36.1 million. The acquisitions were funded through the use of net proceeds from the Offering and available borrowings. Acquisition related expenses totaling $811,000 were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included for these properties in Note 4 to these condensed consolidated unaudited financial statements.
Borrowing Facilities
Subsequent to June 30, 2014, the Company entered into the Modification Agreement with JPMorgan Chase in order to increase the maximum principal amount of the Amended Credit Facility to $150.0 million in revolving loans. Subject to meeting certain conditions described in the Credit Agreement, including obtaining Qualified Properties with an aggregate value of $500.0 million, the secured Amended Credit Facility may be converted to an unsecured credit facility, at which time certain terms and conditions, including interest rates, will be adjusted as described in the Credit Agreement and the Modification Agreement. The Eurodollar Applicable Rate is based upon the overall leverage ratio, generally defined in the Credit Agreement, as amended, as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company and further modified in the Modification Agreement (the “Amended Leverage Ratio”), and will range from 1.70% at an Amended Leverage Ratio of 40.0% or less to 2.75% at an Amended Leverage Ratio greater than 65.0%. The Base Rate Applicable Rate will be based upon the Amended Leverage Ratio and range from 0.70% at an Amended Leverage Ratio of 40.0% or less to 1.75% at an Amended Leverage Ratio greater than 65.0%.
As of August 12, 2014, the Company had $150.0 million outstanding under the Amended Credit Facility and no amounts outstanding under the Amended Series C Loan. Based on the underlying collateral pool, no amounts were available for borrowing under the Amended Credit Facility and $60.0 million was available for borrowing under the Amended Series C Loan as of August 12, 2014.
Property Escrow Deposits Due to Affiliates
Subsequent to June 30, 2014, the Company repaid $4.3 million of property escrow deposits to CCI II Advisors or its affiliates.

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
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward looking statements should be read in light of the risk factors identified under the “Item 1A — Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2013.
Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview
We were formed on February 26, 2013 and we intend to qualify and elect to be taxed as a REIT for federal income tax purposes beginning with the taxable year ending December 31, 2014. We commenced our principal operations on January 13, 2014 when we satisfied the conditions of our escrow agreement and issued approximately 275,000 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI II Advisors, our advisor. We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to tenants under long-term leases. We expect that most of our properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
On February 7, 2014, ARCP acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, CCI II Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CCI II Advisors, CCC, CREI Advisors and Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% and 87% of our total revenue for the three and six months ended June 30, 2014, respectively. As 100% of our rentable square feet was under lease as of June 30, 2014 with a weighted average remaining lease term of 12.0 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CCI II Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of June 30, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 72%.
As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. As we did not commence principal operations until January 13, 2014, comparative financial data is not presented for the three and six months ended June 30, 2013. The following table shows the property statistics of our real estate assets as of June 30, 2014:

June 30, 2014
Number of properties	10
Approximate rentable square feet	2.5 million
Percentage of rentable square feet leased	100%
The following table summarizes our real estate investment activity during the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Properties acquired	9		10
Approximate purchase price of acquired properties	$191.7	million	$215.7	million
Approximate rentable square feet	2.5 million		2.5 million
Three Months Ended June 30, 2014
Revenue for the three months ended June 30, 2014 totaled $1.4 million. Our revenue consisted primarily of rental and other property income of $1.3 million related to our property acquisitions. We also recorded tenant reimbursement income of $172,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended June 30, 2014.
General and administrative expenses for the three months ended June 30, 2014 totaled $237,000, primarily consisting of unused fees on the Credit Facility, advisor reimbursements, legal and accounting fees and board of directors costs. Property operating expenses for the three months ended June 30, 2014 totaled $214,000, primarily consisting of property taxes, repairs and maintenance and property related insurance. For the three months ended June 30, 2014, depreciation and amortization expenses were $609,000 and acquisition related expenses totaled $4.2 million.
Pursuant to the advisory agreement with CCI II Advisors and based upon the amount of our current invested assets, we are required to pay to CCI II Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI II Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the three months ended June 30, 2014 totaled $129,000.
The 2014 Acquisitions were financed with net proceeds from the Offering and borrowings from the Credit Facility and the Amended Series C Loan. During the three months ended June 30, 2014, we incurred $378,000 of interest expense. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised in the Offering, the cost and availability of borrowings and the opportunity to acquire real estate assets in accordance with our investment strategy.
Six Months Ended June 30, 2014
Revenue for the six months ended June 30, 2014 totaled $1.9 million. Our revenue consisted primarily of rental and other property income of $1.6 million related to our property acquisitions. We also recorded tenant reimbursement income of $252,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the six months ended June 30, 2014.
General and administrative expenses for the six months ended June 30, 2014 totaled $392,000, primarily consisting of unused fees on the Credit Facility, legal and accounting fees, board of directors costs and advisor reimbursements. Property operating expenses for the six months ended June 30, 2014 totaled $294,000, primarily consisting of property taxes, repairs and maintenance and property related insurance. For the six months ended June 30, 2014, depreciation and amortization expenses were $753,000 and acquisition related expenses totaled $4.7 million.

Pursuant to the advisory agreement with CCI II Advisors and based upon the amount of our current invested assets, we are required to pay to CCI II Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI II Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the six months ended June 30, 2014 totaled $167,000.
The 2014 Acquisitions were financed with net proceeds from the Offering and borrowings from the Credit Facility and the Amended Series C Loan. During the six months ended June 30, 2014, we incurred $657,000 of interest expense. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised in the Offering, the cost and availability of borrowings and the opportunity to acquire real estate assets in accordance with our investment strategy.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per share, assuming a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on January 14, 2014 and ending on March 31, 2014. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0017260274 per share, assuming a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on April 1, 2014 and ending on September 30, 2014.
During the six months ended June 30, 2014, we paid distributions of $330,000, including $165,000 through the issuance of shares pursuant to the DRIP. Net cash used in operating activities for the six months ended June 30, 2014 was $3.2 million and reflected a reduction for real estate acquisition related expenses incurred of $4.7 million. We treat our real estate acquisition related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, proceeds from the issuance of common stock for the six months ended June 30, 2014 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows from operating activities. As such, our 2014 distributions were funded by proceeds from the Offering of $330,000, or 100%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of June 30, 2014, no redemptions were requested and no shares were redeemed under our share redemption program.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition related costs, operating expenses, distributions and principal and interest on any current and future indebtedness and to satisfy redemption requests. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. The sources of our operating cash flows will primarily be driven by the rental income received from current and future leased properties. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. As of June 30, 2014, we had raised $77.0 million of gross proceeds from the Offering before offering costs and selling commissions of $8.0 million. As of June 30, 2014, we had cash of $8.4 million and available borrowings of $5.0 million under the Amended Series C Loan.
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

We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of our advisor in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI II Advisors or its affiliates and can be reimbursed by us up to 2.0% of aggregate gross offering proceeds. As of June 30, 2014, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these excess costs may become payable to CCI II Advisors.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of tenant improvements, acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Amended Credit Facility or the Amended Series C Loan and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of June 30, 2014, we had $155.0 million of debt outstanding with a weighted average interest rate of 3.07%. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding. Subsequent to June 30, 2014, we entered into the Amended Credit Facility, which provides for up to $150.0 million in available borrowings. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further discussion regarding the terms of the Modification Agreement to the Credit Agreement.
Our contractual obligations as of June 30, 2014 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$100,000,000	$—	$100,000,000	$—	$—
Interest payments — credit facility (2)	8,812,849	3,470,000	5,342,849	—	—
Principal payments — line of credit with affiliate	55,000,000	55,000,000	—	—	—
Interest payments — line of credit with affiliate(3)	697,596	697,596	—	—	—
Total	$164,510,445	$59,167,596	$105,342,849	$—	$—

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the weighted average interest rate in effect as of June 30, 2014 of 3.47%.

(3)	Payment obligations under the Amended Series C Loan are based on the interest rate in effect as of June 30, 2014 of 2.35%.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines, unless borrowings in excess of such limit are approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our initial capital raising stage. As of June 30, 2014, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 72%. During the six months ended June 30, 2014, we obtained borrowings that caused our ratio of debt to total gross real estate assets to exceed the 60% and 75% limitations, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:

•	the borrowings enabled us to purchase an initial property, thereby initiating our acquisition stage, and earn rental income more quickly;

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
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $3.2 million for the six months ended June 30, 2014, primarily due to a net loss of $5.1 million, an increase in rents and tenant receivables of $650,000 and an increase in prepaid expenses of $29,000. The net loss primarily resulted from $4.7 million of acquisition costs for the 2014 Acquisitions. These decreases to cash flows from operating activities were partially offset by increases to depreciation and amortization expenses of $923,000, deferred rental income of $767,000 and accounts payable and accrued expenses of $679,000. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $211.7 million for the six months ended June 30, 2014, resulting primarily from the purchase of the 2014 Acquisitions.
Financing Activities. Net cash provided by financing activities was $223.2 million for the six months ended June 30, 2014, primarily due to an increase in net borrowings on the Credit Facility and the Amended Series C Loan of $155.0 million and net proceeds from the issuance of common stock under the Offering of $68.9 million.
Election as a REIT
We believe we will qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Code beginning with the taxable year ending December 31, 2014, as we did not commence principal operations until January 13, 2014. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2013, and our critical accounting policies have not changed during the six months ended June 30, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2013 and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, advisory fees, sales commissions, dealer manager fees and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of June 30, 2014, we had $155.0 million of variable rate debt outstanding on the Credit Facility and the Amended Series C Loan, and a change of 50 basis points in interest rates would result in a change in interest expense of $775,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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
On March 20, 2013, the Company sold 20,000 shares of common stock at $10.00 per share to a predecessor of CREInvestments, LLC. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act. Subsequent to December 31, 2013, the ownership of such shares was transferred to ARC Properties Operating Partnership, L.P. (“ARCP OP”), a direct subsidiary of ARCP, which indirectly owns and/or controls CCI II Advisors and Cole Capital. Pursuant to our charter, ARCP OP is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains our sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 20,000 shares of our common stock to other affiliates of our sponsor.
Pursuant to the Registration Statement originally filed with the SEC on March 22, 2013 and declared effective by the SEC on September 17, 2013, we commenced our initial public offering on a “best efforts” basis of up to 250.0 million shares of common stock at a price of $10.00 per share and up to 50.0 million additional shares to be issued pursuant to the DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share.
On January 13, 2014, we satisfied certain conditions of the escrow agreement regarding the minimum offering amount in the Offering and issued approximately 275,000 shares of common stock to ARCP OP, resulting in gross proceeds of $2.5 million, and commenced principal operations.
As of June 30, 2014, we had issued approximately 7.8 million shares of our common stock in the Offering for gross offering proceeds of $77.0 million, out of which we paid $6.5 million in selling commissions and dealer manager fees and $1.5 million in organization and offering costs to CCI II Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $215.7 million in real estate assets and incurred acquisition costs of $4.7 million, including costs of $4.4 million in acquisition fees and expense reimbursements to CCI II Advisors. As of August 12, 2014, we have sold approximately 12.7 million shares in the Offering for gross offering proceeds of $126.7 million. The Company did not make any sales of unregistered securities during the six months ended June 30, 2014.
Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the quarter ended June 30, 2014, no shares were redeemed.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2014 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Office & Industrial REIT (CCIT II), Inc. (Registrant)

By:	/s/ Gavin B. Brandon
Name:	Gavin B. Brandon
Title:	Senior Vice President of Accounting (Principal Accounting Officer)
Date: August 13, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to Supplement No. 16 to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on June 25, 2014).

4.2
Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to Supplement No. 16 to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on June 25, 2014).

4.3
Alternative Form of Initial Subscription Agreement (Incorporated by reference to Appendix D to Supplement No. 16 to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on June 25, 2014).

4.4
Alternative Form of Additional Subscription Agreement (Incorporated by reference to Appendix E to Supplement No. 16 to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on June 25, 2014).

10.1
Credit Agreement, dated as of January 13, 2014, among Cole Corporate Income Operating Partnership II, LP, JPMorgan Chase Bank, N.A. as administrative agent, swing line lender and letter of credit issuer and the other lenders thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Post-Effective Amendment No. 1 to Form S-11 (File No. 333-187470), filed on June 9, 2014).

10.2
Purchase and Sale Agreement, dated March 31, 2014, between Woodscape, Ltd. and ARCP Acquisitions, LLC, pursuant to a separate Assignment and Assumption of Purchase Agreement and Sale Agreement dated April 30, 2014 (Incorporated by reference to Exhibit 10.9 to the Company’s Post Effective Amendment No. 1 to Form S-11 (File No. 333-187470), filed on June 9, 2014).

10.3*
Purchase Agreement and Escrow Instructions, dated February 5, 2014, by and between FE Properties Las Vegas LLC and Series C, LLC, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 4, 2014.

10.4*
Purchase Agreement and Escrow Instructions, dated May 2, 2014, by and between Plumas Pines Golf Course, LP and ARCP Acquisitions, LLC, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 12, 2014.

10.5*
Purchase and Sale Agreement and Joint Escrow Instructions, dated May 22, 2014, by and between Prologis Logistics Services Incorporated and ARCP Acquisitions, LLC, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 23, 2014.

10.6*
Purchase and Sale Agreement, dated June 10, 2014, by and between AMCOR Rigid Plastics USA, Inc. and ARCP Acquisitions, LLC, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 27, 2014.

10.7*	Purchase and Sale Agreement, dated June 11, 2014, by and between TCI Obetz LLC and ARCP Acquisitions, LLC, pursuant to a separate Assignment of Purchase and Sale Agreement dated June 30, 2014.
10.8*
Purchase Agreement and Escrow Instructions dated May 30, 2014 by and between Burlington Crossing Realty Trust and ARCP Acquisitions, LLC, pursuant to a separate Partial Assignment of Purchase Agreement and Escrow Instructions dated June 30, 2014.

10.9*	Modification Agreement, dated June 25, 2014, by and between Cole Corporate Income Operating Partnership II, LP and Series C, LLC.
10.10*
First Modification Agreement, dated June 25, 2014, by and between Cole Corporate Income Operating Partnership II, LP and JPMorgan Chase Bank, N.A., as administrative agent and lender, and Regions Bank, as lender.

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

101.INS***	XBRL Instance Document.

Exhibit No.	Description

101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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