Form 10-Q
period 2014-09-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2014-11-12
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 10, 2014, there were approximately 24.0 million shares of common stock, par value $0.01, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheets as of September 30, 2014 and December 31, 2013	3

Condensed Consolidated Unaudited Statements of Operations for the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and for the period from February 26, 2013 (Date of Inception) to September 30, 2013	4

Condensed Consolidated Unaudited Statement of Stockholders’ Equity for the nine months ended September 30, 2014	5

Condensed Consolidated Unaudited Statements of Cash Flows for the nine months ended September 30, 2014 and for the period from February 26, 2013 (Date of Inception) to September 30, 2013	6

Notes to Condensed Consolidated Unaudited Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	28

Item 4. Mine Safety Disclosures	28

Item 5. Other Information	28

Item 6. Exhibits	29

Signature	30

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$29,153,315	$—
Buildings and improvements, less accumulated depreciation of $1,958,849 and $0, respectively	248,249,650	—
Acquired intangible lease assets, less accumulated amortization of $678,092 and $0, respectively	26,641,079	—
Total investment in real estate assets, net	304,044,044	—
Cash and cash equivalents	2,219,596	137,901
Restricted cash	426,900	—
Rents and tenant receivables	2,280,653	—
Prepaid expenses and other assets	633,470	—
Escrowed funds for acquisition of real estate investment	60,377,869	—
Deferred financing costs, less accumulated amortization of $348,127 and $0, respectively	1,463,911	840
Total assets	$371,446,443	$138,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$177,635,000	$—
Line of credit with affiliate	30,000,000	—
Accounts payable and accrued expenses	1,618,090	38,625
Escrowed investor proceeds	426,900	—
Due to affiliates	1,769,303	—
Distributions payable	877,356	—
Deferred rental income	1,836,223	—
Total liabilities	214,162,872	38,625
Commitments and contingencies
Redeemable common stock	1,018,075	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 18,702,069 and 20,000 shares issued and outstanding, respectively	187,021	200
Capital in excess of par value	165,330,874	199,800
Accumulated distributions in excess of earnings	(9,252,399)	(99,884)
Total stockholders’ equity	156,265,496	100,116
Total liabilities and stockholders’ equity	$371,446,443	$138,741
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 26, 2013 (Date of Inception) to September 30,
	2014	2013	2014	2013
Revenues:
Rental and other property income	$4,984,182	$—	$6,618,133	$—
Tenant reimbursement income	605,171	—	856,975	—
Total revenue	5,589,353	—	7,475,108	—
Expenses:
General and administrative expenses	414,577	18,417	806,091	18,417
Property operating expenses	738,151	—	1,032,556	—
Advisory fees and expenses	504,198	—	671,244	—
Acquisition-related expenses	2,235,798	—	6,966,042	—
Depreciation	1,396,598	—	1,958,849	—
Amortization	487,016	—	678,092	—
Total operating expenses	5,776,338	18,417	12,112,874	18,417
Operating loss	(186,985)	(18,417)	(4,637,766)	(18,417)
Other income (expense):
Interest and other income	4	—	1,107	—
Interest expense	(1,117,624)	—	(1,774,615)	—
Total other expense	(1,117,620)	—	(1,773,508)	—
Net loss	$(1,304,605)	$(18,417)	$(6,411,274)	$(18,417)
Weighted average number of common shares outstanding:
Basic and diluted	13,120,956	20,000	5,797,970	17,972
Net loss per common share:
Basic and diluted	$(0.10)	$(0.92)	$(1.11)	$(1.02)
Distributions declared per common share	$0.16	$—	$0.47	$—
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014. The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2014	20,000	$200	$199,800	$(99,884)	$100,116
Issuance of common stock	18,682,069	186,821	185,612,043	—	185,798,864
Distributions to investors	—	—	—	(2,741,241)	(2,741,241)
Commissions on stock sales and related dealer manager fees	—	—	(15,746,917)	—	(15,746,917)
Other offering costs	—	—	(3,715,977)	—	(3,715,977)
Changes in redeemable common stock	—	—	(1,018,075)	—	(1,018,075)
Net loss	—	—	—	(6,411,274)	(6,411,274)
Balance, September 30, 2014	18,702,069	$187,021	$165,330,874	$(9,252,399)	$156,265,496
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2014	Period from February 26, 2013 (Date of Inception) to September 30, 2013
Cash flows from operating activities:
Net loss	$(6,411,274)	$(18,417)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,958,849	—
Amortization of intangible lease assets	678,092	—
Amortization of deferred financing costs	348,127	—
Changes in assets and liabilities:
Rents and tenant receivables	(2,280,653)	—
Prepaid expenses	(282,470)	—
Accounts payable and accrued expenses	1,579,465	18,417
Deferred rental income	1,836,223	—
Due to affiliates	312,546	—
Net cash used in operating activities	(2,261,095)	—
Cash flows from investing activities:
Investment in real estate assets	(305,434,066)	—
Escrowed funds for acquisition of real estate investment	(60,377,869)	—
Change in restricted cash	(426,900)	—
Net cash used in investing activities	(366,238,835)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	184,780,789	200,000
Offering costs on issuance of common stock	(19,253,056)	—
Proceeds from credit facility	237,025,000	—
Repayments of credit facility	(59,390,000)	—
Proceeds from line of credit with affiliate	94,800,000	—
Repayments of line of credit with affiliate	(64,800,000)	—
Distributions to investors	(845,810)	—
Change in escrowed investor proceeds	426,900	—
Deferred financing costs paid	(1,811,198)	—
Payment of loan deposit	(351,000)	—
Net cash provided by financing activities	370,581,625	200,000
Net increase in cash and cash equivalents	2,081,695	200,000
Cash and cash equivalents, beginning of period	137,901	—
Cash and cash equivalents, end of period	$2,219,596	$200,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$877,356	$—
Accrued other offering costs and dealer manager fees	$209,838	$—
Escrow deposits due to affiliate on acquired real estate assets	$1,246,919	$—
Common stock issued through distribution reinvestment plan	$1,018,075	$—
Supplemental cash flow disclosures:
Interest paid	$1,170,216	$—
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014. The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2014

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) was formed on February 26, 2013 and is a Maryland corporation that intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes for the year ending December 31, 2014, as it did not commence principal operations until January 13, 2014. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership. The Company is externally managed by Cole Corporate Income Advisors II, LLC, a Delaware limited liability company (“CCI II Advisors”), an affiliate of its sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT that is organized as a Maryland corporation and listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CCI II Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CCI II Advisors, CCC, CREI Advisors and Cole Capital.
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
As of September 30, 2014, the Company had issued approximately 18.7 million shares of its common stock in the Offering for gross offering proceeds of $185.8 million before organization and offering costs, selling commissions and dealer manager fees of $19.5 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of September 30, 2014, the Company owned 17 properties, comprising 3.8 million rentable square feet of income-producing necessity corporate office and industrial properties located in 12 states. As of September 30, 2014, the rentable space at these properties was 100% leased.
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
September 30, 2014

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
Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2014.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2014 or December 31, 2013.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
September 30, 2014

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
Restricted cash was comprised of escrowed investor proceeds for which shares of common stock had not been issued as of September 30, 2014.
Concentration of Credit Risk
As of September 30, 2014, the Company had cash on deposit, including restricted cash, at two financial institutions, in both of which the Company had deposits in excess of federally insured levels totaling $2.1 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2014, four of the Company’s tenants accounted for 13%, 13%, 12% and 11%, respectively, of the Company’s 2014 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of September 30, 2014, two of the Company’s properties were located in Alabama, three properties were located in Ohio, two properties were located in Indiana and one property was located in Massachusetts, which accounted for 22%, 16%, 16% and 11%, respectively, of the Company’s 2014 total gross annualized rental revenues. In addition, the Company had tenants in the manufacturing, logistics and government and non-profit industries, which comprised 37%, 21% and 20%, respectively, of the Company’s 2014 gross annualized rental revenues.
Offering and Related Costs
CCI II Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of September 30, 2014, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
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
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per share, based on a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on January 14, 2014 and ending on March 31, 2014. In addition, the Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0017260274 per share, based on a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on April 1, 2014 and ending on December 31, 2014. As of September 30, 2014, the Company had distributions payable of $877,000.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

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
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the nine months ended September 30, 2014.
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
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. The Company does not believe ASU 2014-15, when effective, will have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company currently does not have any conditions that give rise to substantial doubt about its ability to continue as a going concern.
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
Credit facility and line of credit with affiliate – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2. As of September 30, 2014, the estimated fair value of the Company’s debt was $208.1 million compared to the carrying value of $207.6 million.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2014, the Company acquired 17 commercial properties for an aggregate purchase price of $306.7 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation for acquisitions purchased during the nine months ended September 30, 2014:

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

2014 Acquisitions
Land	$29,153,315
Building and improvements	250,208,499
Acquired in-place leases	27,319,171
Total purchase price	$306,680,985
The Company recorded revenue for the three and nine months ended September 30, 2014 of $5.6 million and $7.5 million, respectively, and a net loss for the three and nine months ended September 30, 2014 of $1.3 million and $6.4 million, respectively, related to the 2014 Acquisitions. In addition, the Company recorded $2.2 million and $7.0 million of acquisition-related expenses for the three and nine months ended September 30, 2014, respectively.
The following table summarizes selected financial information of the Company as if the 2014 Acquisitions were completed on January 13, 2014, the date the Company commenced principal operations, for both periods presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended September 30, 2014 and for the period from January 13, 2014 to September 30, 2014:

	Three Months Ended September 30, 2014	Period from January 13, 2014 to September 30, 2014
Pro forma basis:
Revenue	$6,497,205	$18,634,839
Net income (loss)	$1,633,504	$(1,759,276)
The pro forma information for the three months ended September 30, 2014 was adjusted to exclude $2.2 million of acquisition-related expenses recorded during such periods related to the 2014 Acquisitions. These expenses were recognized in the pro forma information for the the period from January 13, 2014 to September 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
Escrowed Funds for Acquisition of Real Estate Investment
In anticipation of closing on a property during the nine months ended September 30, 2014, the Company funded $60.4 million to an escrow account on September 30, 2014. The property did not close and title was not transfered until subsequent to September 30, 2014. As of September 30, 2014, $60.4 million was included in escrowed funds for acquisition of real estate investment on the condensed consolidated unaudited balance sheets.
NOTE 5 — CREDIT FACILITY AND LINE OF CREDIT WITH AFFILIATE
As of September 30, 2014, the Company had $207.6 million of debt outstanding, with a weighted average years to maturity of 1.97 years and a weighted average interest rate of 2.10%. The following table summarizes the debt activity for the nine months ended September 30, 2014:

		During the Nine Months Ended September 30, 2014
	Balance as of December 31, 2013	Debt Issuance	Repayments	Balance as of September 30, 2014
Credit Facility	$—	$237,025,000	$(59,390,000)	$177,635,000
Line of credit with affiliate	—	94,800,000	(64,800,000)	30,000,000
Total	$—	$331,825,000	$(124,190,000)	$207,635,000

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

During the nine months ended September 30, 2014, the Company entered into an accordion increase agreement (the “Accordion Agreement”) with JPMorgan Chase (“JPMorgan Chase”), as administrative agent and lender, and U.S. Bank National Association and Regions Bank as lenders, which increased available borrowings associated with the Company’s original credit agreement, as modified (the “Credit Agreement”). As of September 30, 2014, the Company had $177.6 million of debt outstanding under the modified secured revolving credit facility (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $225.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed the borrowing base, calculated as 70% of the aggregate value allocated to each qualified property comprising eligible collateral (the “Qualified Properties”). Based on the underlying collateral pool of $253.8 million, no amounts were available for additional borrowings under the Credit Facility as of September 30, 2014. Subject to meeting certain conditions described in the credit agreement for the Credit Facility and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. The Credit Facility matures on January 13, 2017; however, the Company may elect to extend the maturity dates of certain loans to January 13, 2019, subject to satisfying certain conditions described in the Credit Agreement.
The Revolving Loans will bear interest at rates depending upon the type of loan specified by the Company. For a eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the overall leverage ratio, generally defined in the Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.75% at a Leverage Ratio greater than 65.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of: (i) JPMorgan Chase’s Prime Rate; (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (iii) one-month LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.75% at a Leverage Ratio greater than 65.0%. As of September 30, 2014, the Revolving Loans had a weighted average interest rate of 2.05%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Credit Agreement required the Company to maintain a minimum consolidated net worth of at least $141.2 million as of September 30, 2014, a leverage ratio less than or equal to 70.0% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of September 30, 2014.
In addition, during the nine months ended September 30, 2014, the Company entered into a modification agreement with Series C, LLC (“Series C”), an affiliate of the Company’s advisor, in order to increase the maximum principal amount of the Company’s original subordinate revolving line of credit to $60.0 million (the “Series C Loan”). The Series C Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on January 13, 2015. The Series C Loan had an interest rate of 2.36% as of September 30, 2014. In the event the Series C Loan is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Loan was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transactions as fair, competitive and commercially reasonable and no less favorable to the Company than comparable loans between unaffiliated parties under the same circumstances. As of September 30, 2014, the Company had $30.0 million of debt outstanding and $30.0 million available for borrowing under the Series C Loan.
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
September 30, 2014

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
Offering
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CCI II Advisors, receives, and will continue to receive, a commission of up to 7.0% of gross offering proceeds from the primary portion of the Offering before reallowance of commissions earned by participating broker-dealers. CCC intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2.0% of gross offering proceeds from the primary portion of the Offering before reallowance to participating broker-dealers is paid, and will continue to be paid, to CCC as a dealer manager fee. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid for by CCI II Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of September 30, 2014, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Offering:
Selling commissions	$7,124,150	$12,089,885
Selling commissions reallowed by CCC	$7,124,150	$12,089,885
Dealer manager fees	$2,166,293	$3,657,032
Dealer manager fees reallowed by CCC	$1,055,750	$1,778,351
Other offering costs	$2,175,516	$3,715,977
As of September 30, 2014, $19.3 million of the amounts shown above had been paid to CCI II Advisors and its affiliates and $210,000 had been incurred, but not yet paid, for services provided by CCI II Advisors or its affiliates in connection with the offering stage of the Offering and was a liability to the Company. As the Company did not commence principal operations until January 13, 2014, the Company did not incur any selling commissions, dealer manager fees or expense reimbursements in connection with the offering stage of the Offering during the nine months ended September 30, 2013.
Acquisitions and Operations
CCI II Advisors, or its affiliates, receive acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI II Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

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

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Acquisition and Operations:
Acquisition fees and expenses	$1,879,994	$6,257,058
Advisory fees and expenses	$504,198	$671,244
Operating expenses	$145,298	$188,627
As of September 30, 2014, $6.8 million of the amounts shown above had been paid to CCI II Advisors and its affiliates and $313,000 had been incurred, but not yet paid, for services provided by CCI II Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability to the Company. As the Company did not commence principal operations until January 13, 2014, the Company did not incur any fees or expense reimbursements in connection with the acquisitions and operations stage during the nine months ended September 30, 2013.
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
During each of the nine months ended September 30, 2014 and 2013, no commissions or fees were incurred for any such services provided by CCI II Advisors and its affiliates related to the liquidation/listing stage.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

Due to Affiliates
As of September 30, 2014, $1.8 million had been incurred by CCI II Advisors or its affiliates, but had not yet been reimbursed by the Company, and was included in due to affiliates on the condensed consolidated unaudited balance sheets. Of this amount, $1.2 million related to property escrow deposits due to CCI II Advisors or its affiliates for five properties that the Company purchased during the nine months ended September 30, 2014, which the Company repaid subsequent to September 30, 2014.
Transactions
In connection with the real estate assets acquired during the nine months ended September 30, 2014, the Company entered into the Series C Loan. Refer to Note 5 to these condensed consolidated unaudited financial statements for the terms of the Series C Loan. As of September 30, 2014, the Company had $30.0 million outstanding under the Series C Loan. The Company incurred $96,000 of interest expense due to an affiliate of CCI II Advisors related to the Series C Loan during the nine months ended September 30, 2014. During the year ended December 31, 2013, the Company did not enter into any loan agreements with affiliates of CCI II Advisors.
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
NOTE 9 — SUBSEQUENT EVENTS
ARCP/RCAP Agreement
On September 30, 2014, an affiliate of ARCP entered into a definitive agreement (the “RCAP Agreement”) with RCS Capital Corporation (“RCAP”) pursuant to which RCAP would acquire Cole Capital. The acquisition would include CCI II Advisors and CCC. Despite the indirect change of control that would occur for the Company’s advisor, dealer manager and sponsor upon consummation of the transaction contemplated by the RCAP Agreement, such entities are expected to continue to serve in their respective capacities to the Company following the transaction.
The RCAP Agreement contemplates a strategic arrangement by which an indirect wholly-owned subsidiary of ARCP would act as sub-advisor (the “Sub-advisor”) to, and acquire and property manage real estate assets for, the non-traded real estate investment trusts sponsored by Cole Capital, including the Company, after completion of the transaction. As set forth in the RCAP Agreement, the Sub-advisor and RCAP (by way of its ownership of the Company’s advisor) would equally share the acquisition and advisory fees and expenses currently provided pursuant to the Company’s advisory agreement. In addition, the Sub-advisor would receive a portion of any disposition and incentive fees that may later become due to RCAP for advising the Company. The Sub-advisor would also receive all acquisition fees and expenses for property acquisitions under any purchase and sale agreement or letter of intent executed on or prior to September 30, 2014. All fees and expenses payable to RCAP or the Sub-advisor under the sub-advisory arrangement would be limited to the total amounts payable to the Company’s advisor under the advisory agreement, which would not change as a result of this arrangement. The completion of the transaction contemplated by the RCAP Agreement is subject to various closing conditions.
On October 22, 2014, CCI II Advisors entered into an interim sub-advisory agreement (the “Interim Agreement”) with RCAP Cole Corporate Income Advisors II, LLC, a subsidiary of RCAP (the “RCAP Sub-advisor”), in connection with the first closing under the RCAP Agreement. Pursuant to the Interim Agreement, the RCAP Sub-advisor will use commercially reasonable best efforts to manage and supervise the operations and administration of the Company, other than the acquisition, operation and disposition of the Company’s assets, pending the final closing under the RCAP Agreement. The Interim Agreement provides for substantially the same allocation of advisory services and compensation as contemplated under the RCAP agreement.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

On November 3, 2014, RCAP publicly announced that it had notified ARCP of its purported termination of the RCAP Agreement, and that the RCAP Sub-advisor would not act as sub-advisor with respect to the Company. Also on November 3, 2014, ARCP publicly announced that it had informed RCAP that RCAP’s attempt to terminate the RCAP Agreement constitutes a breach of the RCAP Agreement.
On November 11, 2014, ARCP filed a complaint in the Court of Chancery of the State of Delaware against RCAP alleging that RCAP’s attempt to terminate the RCAP Agreement constitutes a breach of the RCAP Agreement and seeking, among other things, specific performance of the RCAP Agreement or, in the alternative, money damages.
Status of the Offering
As of November 10, 2014, the Company had received $238.4 million in gross offering proceeds through the issuance of approximately 24.0 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Investment in Real Estate Assets
Subsequent to September 30, 2014 through November 10, 2014, the Company acquired three properties for an aggregate purchase price of $204.9 million. The acquisitions were funded through the use of net proceeds from the Offering and available borrowings. Acquisition-related expenses totaling $4.6 million were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included for these properties in Note 4 to these condensed consolidated unaudited financial statements.
Borrowing Facilities and Notes Payable
Subsequent to September 30, 2014, the Company entered into a third modification and accordion increase agreement to the Credit Agreement with JPMorgan Chase, as administrative agent and lender, and U.S. Bank National Association and Regions Bank as lenders, in order to add a term loan of $25.0 million, increasing the maximum principal amount of the Credit Facility to $250.0 million (the “Amended Credit Facility”). As of November 10, 2014, the Company had $250.0 million outstanding under the Amended Credit Facility and based on the underlying collateral pool, no amounts were available for borrowing.
Subsequent to September 30, 2014, the Company entered into a second modification agreement to the Series C Loan, in order to extend the maturity date to January 13, 2016. As of November 10, 2014, the Company had $30.0 million outstanding under the Series C Loan and $30.0 million was available for borrowing.
Subsequent to September 30, 2014, the Company entered into a loan agreement with EverBank Financial Corp in the principal amount of approximately $35.1 million (the “EverBank Loan”). The EverBank Loan is collateralized by three single-tenant office and industrial properties owned by the Company, which were purchased for an aggregate collective purchase price of approximately $58.9 million The EverBank Loan bears interest at a fixed rate of 4.08% per annum with interest payments due monthly. The principal amount will be due November 1, 2021, the maturity date.
Renewal of Advisory Agreement
Subsequent to September 30, 2014, the Company’s board of directors approved a one-year renewal of the advisory agreement with CCI II Advisors. As a result of the renewal, the advisory agreement is extended through November 30, 2015, and may be renewed for an unlimited number of successive one-year periods thereafter.
Chief Financial Officer Appointment and Departure
Subsequent to September 30, 2014, Simon J. Misselbrook was appointed chief financial officer and treasurer of the Company by the Company’s board of directors. In addition, in connection with the appointment of Mr. Misselbrook and so that Gavin B. Brandon may focus on ARCP as chief accounting officer, Mr. Brandon resigned as the Company’s chief financial officer, treasurer, principal financial officer and principal accounting officer.

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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 89% of our total revenue for both the three and nine months ended September 30, 2014, respectively. As 100% of our rentable square feet was under lease as of September 30, 2014 with a weighted average remaining lease term of 11.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CCI II Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of September 30, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 68%.
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

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. As we did not commence principal operations until January 13, 2014, comparative financial data is not presented for the three and nine months ended September 30, 2013. The following table shows the property statistics of our real estate assets as of September 30, 2014:

September 30, 2014
Number of properties	17
Approximate rentable square feet	3.8 million
Percentage of rentable square feet leased	100%
The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Properties acquired	7		17
Approximate purchase price of acquired properties	$91.0	million	$306.7	million
Approximate rentable square feet	1.3	million	3.8	million
Three Months Ended September 30, 2014
Revenue for the three months ended September 30, 2014 totaled $5.6 million. Our revenue consisted primarily of rental and other property income of $5.0 million related to our property acquisitions. We also recorded tenant reimbursement income of $605,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended September 30, 2014.
General and administrative expenses for the three months ended September 30, 2014 totaled $415,000, primarily consisting of advisor reimbursements, legal and accounting fees, corporate insurance and board of directors costs. Property operating expenses for the three months ended September 30, 2014 totaled $738,000, primarily consisting of property taxes, repairs and maintenance and property related insurance. For the three months ended September 30, 2014, depreciation and amortization expenses were $1.9 million and acquisition-related expenses totaled $2.2 million.
Pursuant to the advisory agreement with CCI II Advisors and based upon the amount of our current invested assets, we are required to pay to CCI II Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI II Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the three months ended September 30, 2014 totaled $504,000.
The 2014 Acquisitions were financed with net proceeds from the Offering and borrowings from the Credit Facility and the Series C Loan. During the three months ended September 30, 2014, we incurred $1.1 million of interest expense, which included $179,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised in the Offering, the cost and availability of borrowings and the opportunity to acquire real estate assets in accordance with our investment strategy.
Nine Months Ended September 30, 2014
Revenue for the nine months ended September 30, 2014 totaled $7.5 million. Our revenue consisted primarily of rental and other property income of $6.6 million related to our property acquisitions. We also recorded tenant reimbursement income of $857,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the nine months ended September 30, 2014.
General and administrative expenses for the nine months ended September 30, 2014 totaled $806,000, primarily consisting of advisor reimbursements, legal and accounting fees, unused fees on the Credit Facility and board of directors costs. Property operating expenses for the nine months ended September 30, 2014 totaled $1.0 million, primarily consisting of property taxes, repairs and maintenance and property related insurance. For the nine months ended September 30, 2014, depreciation and amortization expenses were $2.6 million and acquisition-related expenses totaled $7.0 million.

Pursuant to the advisory agreement with CCI II Advisors and based upon the amount of our current invested assets, we are required to pay to CCI II Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI II Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the nine months ended September 30, 2014 totaled $671,000.
The 2014 Acquisitions were financed with net proceeds from the Offering and borrowings from the Credit Facility and the Series C Loan. During the nine months ended September 30, 2014, we incurred $1.8 million of interest expense, which included $348,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised in the Offering, the cost and availability of borrowings and the opportunity to acquire real estate assets in accordance with our investment strategy.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per share, assuming a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on January 14, 2014 and ending on March 31, 2014. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0017260274 per share, assuming a $10.00 per share purchase price, for stockholders of record as of the close of business on each day of the period commencing on April 1, 2014 and ending on December 31, 2014.
During the nine months ended September 30, 2014, we paid distributions of $1.9 million, including $1.0 million through the issuance of shares pursuant to the DRIP. Net cash used in operating activities for the nine months ended September 30, 2014 was $2.3 million and reflected a reduction for real estate acquisition-related expenses incurred of $7.0 million. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, proceeds from the issuance of common stock for the nine months ended September 30, 2014 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows from operating activities. As such, our 2014 distributions were funded by proceeds from the Offering of $1.9 million, or 100%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of September 30, 2014, no redemptions were requested and no shares were redeemed under our share redemption program. During the nine months ended September 30, 2014, we received a valid redemption request upon the death of a stockholder for approximately 1,700 shares, which we redeemed in full subsequent to September 30, 2014 for $17,000 ($10.00) per share.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition-related costs, operating expenses, distributions and principal and interest on any current and future indebtedness and to satisfy redemption requests. Generally, cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations of our current and future investments. The sources of our operating cash flows will primarily be driven by the rental income received from current and future leased properties. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. As of September 30, 2014, we had raised $185.8 million of gross proceeds from the Offering before offering costs and selling commissions of $19.5 million. As of September 30, 2014, we had cash of $2.2 million and available borrowings of $30.0 million under the Series C Loan. Refer to Item 1A — Risk Factors for potential impacts to our ability to raise capital in the near term.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions, and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of our advisor in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI II Advisors or its affiliates and can be reimbursed by us up to 2.0% of aggregate gross offering proceeds. As of September 30, 2014, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these excess costs may become payable to CCI II Advisors.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Amended Credit Facility or the Series C Loan and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of September 30, 2014, we had $207.6 million of debt outstanding with a weighted average interest rate of 2.10%. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2014 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$177,635,000	$—	$177,635,000	$—	$—
Interest payments — credit facility (2)	8,347,662	3,648,978	4,698,684	—	—
Principal payments — line of credit with affiliate(3)	30,000,000	30,000,000	—	—	—
Interest payments — line of credit with affiliate(4)	203,412	203,412	—	—	—
Total	$216,186,074	$33,852,390	$182,333,684	$—	$—

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the weighted average interest rate in effect as of September 30, 2014 of 2.05%.

(3)	Subsequent to September 30, 2014, the Series C Loan maturity date was extended to January 13, 2016.

(4)	Payment obligations under the Series C Loan are based on the interest rate in effect as of September 30, 2014 of 2.36%.
We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines, unless borrowings in excess of such limit are approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our initial capital raising stage. As of September 30, 2014, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 68%. During the nine months ended September 30, 2014, we obtained borrowings that caused our ratio of debt to total gross real estate assets to exceed the 60% and 75% limitations, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:

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
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $2.3 million for the nine months ended September 30, 2014, primarily due to a net loss of $6.4 million, an increase in rents and tenant receivables of $2.3 million and an increase in prepaid expenses of $282,000. The net loss primarily resulted from $7.0 million of acquisition costs for the 2014 Acquisitions. These decreases to cash flows from operating activities were partially offset by increases to depreciation and amortization expenses of $3.0 million, deferred rental income of $1.8 million and accounts payable and accrued expenses of $1.6 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $366.2 million for the nine months ended September 30, 2014, resulting primarily from the purchase of the 2014 Acquisitions and $60.4 million of funds held in escrow for a property acquired subsequent to September 30, 2014.
Financing Activities. Net cash provided by financing activities was $370.6 million for the nine months ended September 30, 2014, primarily due to an increase in net borrowings on the Credit Facility and the Series C Loan of $207.6 million and net proceeds from the issuance of common stock under the Offering of $165.5 million.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2013, and our critical accounting policies have not changed during the nine months ended September 30, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2013 and related notes thereto.
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
Subsequent Events
Certain events occurred subsequent to September 30, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of September 30, 2014, we had $207.6 million of variable rate debt outstanding on the Credit Facility and the Series C Loan, and a change of 50 basis points in interest rates would result in a change in interest expense of $1.0 million per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
The following risk factors supplement the risk factors set forth in “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors contained in this “Item 1A - Risk Factors” should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.
The suspension or termination of selling agreements by broker-dealers participating in the Offering, or our inability to generate additional selling agreements with prospective broker-dealers, will impact our ability to raise capital in the near term.
On October 29, 2014, ARCP, the indirect parent of our sponsor, our advisor, our dealer manager and our property manager, announced that, as a result of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon, and that such independent investigation is ongoing. Subsequently, our dealer manager was advised by several of the broker-dealers participating in the Offering that they would either terminate or suspend their selling dealer agreements with our dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the Offering prior to entering into a selling dealer agreement with our dealer manager. As a result, we may not be able to raise a substantial amount of capital in the near term. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our current leverage profile. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.
Certain members of our management and the management of our advisor have been and may continue to be required to devote time and resources to addressing issues created as a result of ARCP’s recent announcement that certain of ARCP’s financial statements should no longer be relied upon. To the extent such matters require further attention of the members of our management and the management of our advisor, such persons’ focus on our business strategy may be diminished.
On October 29, 2014, ARCP, the indirect parent of our sponsor, our advisor, our dealer manager and our property manager, announced that, as a result of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon and that such independent investigation is ongoing. Certain members of our management and the management of our advisor have been and may continue to be required to devote time and resources to addressing issues created as a result of such announcement. Should such persons be required to devote further attention to these matters, their focus on our business strategy may be diminished.

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

As of September 30, 2014, we had issued approximately 18.7 million shares of our common stock in the Offering for gross offering proceeds of $185.8 million, out of which we paid $15.7 million in selling commissions and dealer manager fees and $3.7 million in organization and offering costs to CCI II Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $306.7 million in real estate assets and incurred acquisition costs of $7.0 million, including costs of $6.3 million in acquisition fees and expense reimbursements to CCI II Advisors. As of November 10, 2014, we have sold approximately 24.0 million shares in the Offering for gross offering proceeds of $238.4 million. The Company did not make any sales of unregistered securities during the nine months ended September 30, 2014.
Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, under our share redemption program, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the quarter ended September 30, 2014, no shares were redeemed.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Effective November 11, 2014 (the “Effective Date”), Simon J. Misselbrook was appointed chief financial officer and treasurer of the Company by the Company’s board of directors. Mr. Misselbrook, age 36, also serves or served in the following positions for certain other programs sponsored by Cole Capital®:

Entity	Position(s)	Dates
Cole Credit Property Trust, Inc.	Senior vice president of accounting and principal accounting officer	March 2012 — May 2014
	Vice president of accounting and principal accounting officer	November 2010 — March 2012
Cole Credit Property Trust II, Inc.	Vice president of accounting and principal accounting officer	November 2010 — March 2012
Cole Real Estate Investments, Inc. (formerly known as Cole Credit Property Trust III, Inc.)	Senior vice president of accounting and principal accounting officer	March 2012 — February 2014
	Vice president of accounting and principal accounting officer	November 2010 — March 2012
Cole Credit Property Trust IV, Inc.	Chief financial officer and treasurer	September 2014 — Present
	Senior vice president of accounting and principal accounting officer	March 2012 — March 2014
	Vice president of accounting and principal accounting officer	May 2011 — March 2012
Cole Credit Property Trust V, Inc.	Chief financial officer and treasurer	September 2014 — Present
Cole Real Estate Income Strategy (Daily NAV), Inc.	Chief financial officer, treasurer and principal accounting officer	September 2014 — Present
	Senior vice president of accounting and principal accounting officer	March 2012 — September 2014
	Vice president of accounting and principal accounting officer	November 2011 — March 2012
Cole Corporate Income Trust, Inc.	Chief financial officer and treasurer	November 2014 — Present

Mr. Misselbrook also serves as chief financial officer and treasurer — managed retail REITs, Cole Capital, at ARCP. Mr. Misselbrook has worked in the real estate industry for more than 13 years, nine of which were specific to the real estate investment trust (REIT) industry. Prior to joining Cole Capital and its affiliates in April 2007, he held the position of audit manager at Deloitte & Touche LLP in Los Angeles in the real estate group serving multiple clients including the world’s largest commercial real estate services firm, where he was the global engagement manager. Mr. Misselbrook earned his bachelor’s degree in accounting and tax, as well as a master’s degree in accounting science, from the University of South Africa. He is a Certified Public Accountant (licensed in the state of California), a Chartered Accountant (licensed in South Africa) and a member of the American Institute of Certified Public Accountants. He is an active participant in the REIT industry and participates in the Investment Program Association’s Non-Traded REIT Financial Standards Sub-Committee.
Mr. Misselbrook did not enter into an employment agreement with the Company in connection with his appointment as the Company’s chief financial officer, and the appointment of Mr. Misselbrook as chief financial officer of the Company was not made pursuant to any arrangement or understanding between Mr. Misselbrook and any other person. Mr. Misselbrook has not had any direct or indirect material interests in any transaction with the Company or to which the Company is a party or in any currently proposed transaction with the Company or to which the Company is a party. In addition, in connection with the appointment of Mr. Misselbrook and so that Gavin B. Brandon may focus on ARCP as chief accounting officer, Mr. Brandon resigned as the Company’s chief financial officer, treasurer, principal financial officer and principal accounting officer, effective as of the Effective Date.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Office & Industrial REIT (CCIT II), Inc. (Registrant)

By:	/s/ Simon J. Misselbrook
Name:	Simon J. Misselbrook
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: November 12, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 2, 2014).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 2, 2014).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Appendix D to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 2, 2014).
4.4	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Appendix E to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 2, 2014).
10.1
Purchase and Sale Agreement (With Escrow Instructions), dated June 16, 2014, by and between Copter Properties, LLC and ARCP Acquisitions, LLC, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated July 9, 2014 (Incorporated by reference to Exhibit 10.18 to the Company’s Post-Effective Amendment No. 2 to Form S-11 (File No. 333-187470), filed on September 17, 2014).

10.2*
Second Modification and Lender Joinder Agreement, dated July 8, 2014, by and between Cole Corporate Income Operating Partnership II, LP and JPMorgan Chase Bank, N.A. as administrative agent and existing lender, and Regions Bank as existing lender and U.S. Bank National Association as new lender.

10.3*
Accordion Increase Agreement, dated as of September 26, 2014, by and between Cole Corporate Income Operating Partnership II, LP and JPMorgan Chase Bank N.A., as administrative agent and existing lender and Regions Bank and U.S. Bank National Association as existing lenders.

10.4*	Balloon Promissory Note, dated as of October 6, 2014, among Cole OFC San Jose (Ridder Park) CA, LP, ARCP FE Las Vegas NV, LLC and ARCP OFC Greensboro NC, LLC and EverBank Financial Corp., as lender.
10.5*	Purchase and Sale Agreement, dated October 2, 2014, by and between CPE Office Owner, LLC and ARCP Acquisitions, LLC, pursuant to a separate Assignment of Purchase Agreement dated November 4, 2014.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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