Form 10-K
period 2014-12-31
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2015-03-30
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share with discounts available for certain categories of purchasers. There were approximately 7.5 million shares of common stock held by non-affiliates as of June 30, 2014, for an aggregate market value of $75.0 million, assuming a market value of $10.00 per share.
The number of shares of common stock outstanding as of March 25, 2015 was approximately 26.5 million.

Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Office & Industrial REIT (CCIT II), Inc. Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Office & Industrial REIT (CCIT II), Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Formation
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 26, 2013, our date of inception, that intends to elect and qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We are the sole general partner of, and own, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”). We are externally managed by Cole Corporate Income Advisors II, LLC, a Delaware limited liability company (“CCI II Advisors”), which was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (“Cole,” formerly known as Cole Credit Property Trust III, Inc.) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. On February 7, 2014, American Realty Capital Properties, Inc. (“ARCP”) acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CCI II Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital®, and such entities are expected to continue to serve in their respective capacities to the Company, as discussed in Note 9 to the consolidated financial statements in this Annual Report on Form 10-K.
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
Pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act (Registration No. 333-187470) and declared effective by the SEC on September 17, 2013, we commenced our initial public offering on a “best efforts” basis of up to a maximum of 250.0 million shares of our common stock at a price of $10.00 per share, and up to 50.0 million additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (collectively, the “Offering”).
We were initially capitalized on February 26, 2013 when CREI acquired 20,000 shares of common stock for $200,000. On January 10, 2014, CREI deposited $2.5 million for the purchase of shares of common stock in the Offering into escrow. As a result, we satisfied the conditions of our escrow agreement and, on January 13, 2014, we broke escrow and issued the initial 275,000 shares of common stock in the Offering, resulting in gross proceeds of approximately $2.5 million and commenced principal operations. On February 7, 2014, the ownership of the shares held by CREI was transferred to ARC Properties Operating Partnership, L.P. (“ARCP OP”). Pursuant to our charter, ARCP OP is prohibited from selling the 20,000 shares of our common stock that represents the initial investment in us for so long as Cole Capital remains our sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 20,000 shares of our common stock to other affiliates of our sponsor. As of December 31, 2014, we had issued approximately 24.6 million shares of common stock in the Offering for gross offering proceeds of $244.9 million before offering costs and selling commissions of $25.5 million.
On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in the Offering that they would suspend their selling dealer agreements with our dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the Offering prior to entering into a selling dealer agreement with our dealer manager. As of March 25, 2015, we had $263.7 million in gross offering proceeds through the issuance of approximately 26.5 million shares of common stock in the Offering (including shares issued pursuant to the DRIP).
We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. We expect that most of our properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of December 31, 2014, we owned 23 properties comprising approximately 7.2 million rentable square feet of commercial space located in 15 states, which were 100% leased.
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
We cannot assure investors that we will achieve these investment objectives. Our board of directors may revise our investment policies, as described below, without the concurrence of our stockholders. However, our board of directors will not amend our charter, including any investment policies that are provided in our charter, without the concurrence of a majority of the outstanding shares, except for amendments that do not adversely affect the rights, preferences and privileges of our stockholders. Our independent directors review our investment policies at least annually to determine that our policies are in the best interests of our stockholders.
Acquisition and Investment Policies
Types of Investments
We invest primarily in single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term net leases, strategically located throughout the United States. We consider necessity properties to be properties that are essential to the operation of the tenant’s business, typically due to one or more of the following factors:
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
For over three decades, our sponsor has developed and utilized this investment approach in acquiring and managing core commercial real estate assets. Historically, a substantial portion of our sponsor’s experience included the application of this investment approach in the retail sector, and in recent years, affiliates of CCI II Advisors have applied this conservative and disciplined investment approach in acquiring and managing necessity office and industrial properties. Further, our sponsor’s investment strategy focuses on properties that typically have high occupancy rates (greater than 90%) and low to moderate leverage (0% to 50% loan to value). In addition, our sponsor has built a business of approximately 400 employees who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources will provide us with a competitive advantage.

We have invested and expect to continue to invest in recently constructed, high quality industrial properties that are of necessity to a single principal tenant, subject to a long-term net lease, and used for purposes such as warehousing, distribution, light manufacturing, research and development, or industrial flex facilities. Our portfolio includes, and we expect to continue to invest in, recently constructed, high quality, low-, mid- or high-rise office buildings that are of necessity to a principal tenant, subject to a long-term net lease, and used for purposes such as a corporate, regional or product-specific headquarters. It is our present intention to hold substantially all of the properties that we acquire for a period of more than seven years.
We also have invested and expect to continue to invest in multi-tenant properties, anchored by one or more principal tenants, who are creditworthy and subject to long-term net leases. We expect that, from time to time, we may invest in corporate development projects, designed to construct an income-producing office or industrial property to serve one or more creditworthy tenants. Our goal is to acquire a portfolio of properties that are diversified by way of location and industry, in order to minimize the potential adverse impact of economic slow-downs or downturns in local markets or a specific industry.
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offering that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in the Offering. We are not restricted to investments in office and industrial properties. We will not forgo a high quality investment because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
We incur debt to acquire properties where CCI II Advisors determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CCI II Advisors applies a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, CCI II Advisors will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Many of the tenants of our properties are, and we believe will continue to be, creditworthy entities having high net worth and operating income. CCI II Advisors’ underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CCI II Advisors may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CCI II Advisors. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CCI II Advisors will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
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
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double net or triple net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. Double net and triple net leases help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. In respect of multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases.
We generally expect to enter into leases that have existing terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also contain provisions that increase the amount of base rent payable at points during the lease term. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to CCI II Advisors on an annual basis. The insurance certificates will be tracked and reviewed for compliance by CCI II Advisors’ property and risk management departments. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that cover one year of annual rent in the event of a rental loss.
Some leases may require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.
In general, we do not permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, generally we expect the terms of such consent to provide that the original tenant will remain fully liable under the lease unless we release that original tenant from its obligations.
We may purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (the “IRS”) could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and in certain circumstances, we could lose our REIT status.
Investment Decisions
CCI II Advisors has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, which policies are approved by our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, CCI II Advisors evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor. CCI II Advisors procures and reviews an independent valuation estimate on each and every proposed investment. In addition, CCI II Advisors, to the extent such information is available, considers the following:
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
•projected net cash flow yield; and
•projected internal rates of return.
Our board of directors has adopted a policy to prohibit acquisitions from affiliates of CCI II Advisors except in limited circumstances. See the section captioned “— Conflicts of Interest” below.
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
In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and typically is credited against the purchase price if the property is purchased.
In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. Refer to “Item 1A. Risk Factors — General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.
Ownership Structure
Our investments in real estate generally take the form of holding fee title or a long-term leasehold estate. We expect to continue to acquire such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by us or our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CCI II Advisors. See the section captioned “— Joint Venture Investments” below.
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
CCI II Advisors’ officers and key persons may have conflicts of interest in determining which program sponsored by Cole Capital should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CCI II Advisors’ officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interest of any affiliated co-venturer and in managing the joint venture. Since some or all of CCI II Advisors’ officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and ARCP or any other real estate programs sponsored by Cole Capital would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
We may enter into joint ventures with ARCP, other real estate programs sponsored by Cole Capital, CCI II Advisors, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third party appraisal of the asset.
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
•the properties would be developed by third parties; and

•
consistent with our general policy regarding joint venture investments, we would have an option or contract to purchase, or a right of first refusal to purchase, the property or the co-investor’s interest.

It is possible that joint venture partners may resist granting us a right of first refusal or may insist on a different methodology for unwinding the joint venture if one of the parties wishes to liquidate its interest.
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CCI II Advisors may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Item “1A. Risk Factors — General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.
We may make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction, but only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We may directly employ one or more project managers, including CCI II Advisors or an affiliate of CCI II Advisors, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us or through an affiliate of CCI II Advisors and reimbursed by us. In either event, the compensation would reduce the amount of any construction fee, development fee or acquisition fee that we would otherwise pay to CCI II Advisors or its affiliate.
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
Other Possible Investments
Although we have invested and expect to continue to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector, to the extent such assets do not cause us to lose our REIT status or cause us to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.

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
Investing in and Originating Loans. The criteria that CCI II Advisors will use in making or investing in loans on our behalf are substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property investments, which we expect to hold in excess of seven years, we expect that the average duration of loans will typically be one to five years.
We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with our sponsor, CCI II Advisors, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CCI II Advisors or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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
At the same time, CCI II Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CCI II Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our initial capital raising stage. Subsequent to December 31, 2014, we obtained borrowings that caused our ratio of debt to total gross real estate assets to exceed the 60% and 75% limitations, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:
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
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have purchased and may continue to purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to “Item 1A. Risk Factors — Risk Associated with Debt Financing” included elsewhere in this Annual Report on Form 10-K.
We may not borrow money from any of our directors or from CCI II Advisors or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2014, we entered into a $60.0 million subordinate loan with Series C, LLC (“Series C”), an affiliate of our advisor, which has $30.0 million outstanding as of December 31, 2014.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2014, we had not sold any properties.
Acquisition of Properties from Affiliates of CCI II Advisors
We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with CCI II Advisors, including properties acquired from affiliates of CCI II Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CCI II Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CCI II Advisors, including property developed by an affiliate of CCI II Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CCI II Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2014, we did not purchase any properties from affiliates of CCI II Advisors.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CCI II Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we compensate CCI II Advisors and its affiliates. While our independent directors must approve the engagement of CCI II Advisors as our advisor, the fees payable to CCI II Advisors in connection with the services provided to us, and any subsequent decision to continue such engagement, the ability of our independent directors to negotiate on our behalf may be adversely impacted by the fact that our board of directors recognizes that our stockholders invested with the understanding and expectation that an affiliate of Cole Capital would act as CCI II Advisors. Certain conflict resolution procedures are set forth in our charter and disclosed in our prospectus.
Our officers and affiliates of CCI II Advisors will try to balance our interests with the interests of other real estate programs sponsored by Cole Capital to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and are authorized to retain independent legal counsel. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.
Due to the ARCP Merger, we are now subject to conflicts of interest arising out of our relationship with ARCP, which also has investment objectives, targeted assets, and legal and financial obligations similar to ours.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of CCI II Advisors act as an advisor to, and certain of our executive officers and one of our directors, act as executive officers and/or directors of Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”) and/or Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”), all of which are REITs distributed and managed by affiliates of CCI II Advisors. In addition, all of these REITs employ our sponsor’s investment strategy, which focuses on single-tenant commercial properties subject to long term net leases to creditworthy tenants. ARCP, CCPT IV and CCPT V focus primarily on the retail sector and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. The common investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio. Former programs sponsored, distributed and managed by affiliates of CCI II Advisors were: Cole Corporate Income Trust, Inc. (“CCIT”), which merged with Select Income REIT, an unaffiliated publicly-listed REIT, on January 29, 2015; Cole Credit Property Trust, Inc. (“CCPT I”), which merged with ARCP on May 19, 2014; and Cole Credit Property Trust II, Inc. (“CCPT II”), which merged with Spirit Realty

Capital, Inc., an unaffiliated publicly-listed REIT, on July 17, 2013. In addition, an affiliate of CCI II Advisors acted as an advisor to Cole and was subsequently acquired by Cole; however, on February 7, 2014, the ARCP Merger was completed pursuant to a transaction whereby Cole merged with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of ARCP.
CCPT IV’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCPT IV is no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K. Cole Income NAV Strategy’s offerings of up to $4.0 billion in shares of common stock of three classes were declared effective by the SEC on December 6, 2011 and August 26, 2013. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014.
ARCP and any real estate program sponsored by Cole Capital, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
 Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with CCI II Advisors and its affiliates, including ARCP and other real estate programs sponsored by Cole Capital, we may still enter into certain such transactions, which are subject to an inherent conflict of interest. Similarly, joint ventures involving affiliates of CCI II Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of CCI II Advisors in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CCI II Advisors, any of its affiliates, ARCP or another real estate program sponsored by Cole Capital.
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
In addition, our executive officers also serve as officers and/or directors of CCI II Advisors, our dealer manager and/or other affiliated and unaffiliated entities. As a result, these individuals owe duties to these other entities, as applicable, which may conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCC, our dealer manager, is an affiliate of CCI II Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.
Property Manager
Our properties are, and we anticipate that the properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of CCI II Advisors, pursuant to property management and leasing agreements. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Capital, some of which may be in competition with our properties.
Receipt of Fees and Other Compensation by CCI II Advisors and Its Affiliates
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related investment, will likely result in the receipt of fees and other compensation by CCI II Advisors and its affiliates, including acquisition and advisory fees, disposition fees and/or the possibility of subordinated performance fees. Subject to oversight by our board of directors, CCI II Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CCI II Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the investment and payable to CCI II Advisors and its affiliates regardless of the quality of the properties acquired. Similarly, until such time as our board of directors provides a reasonable estimate of the value of our shares, the advisory fees will be based initially on the cost of our investments regardless of the quality of the properties acquired or services provided to us. Basing acquisition fees and advisory fees on the cost or estimated value of the investment may influence CCI II Advisors’ decisions relating to property acquisitions.
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
We reimburse CCI II Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relations services, including personnel costs, subject to certain limitations. During the year ended December 31, 2014, we incurred advisory fees and operating expense reimbursements of $1.6 million and $411,000, respectively. We did not incur any advisory fees or operating expense reimbursement during the year ended December 31, 2013 as we had not yet commenced principal operations. During year ended December 31, 2014 CCI II Advisors permanently waived its rights to expense reimbursements totaling approximately $1.5 million, and thus the Company is not responsible for this amount.
Insurance
See sections captioned “Acquisition and Investment Policies — Description of Leases” and “Environmental Matters.”
Reportable Segments
We operate on a consolidated basis in our commercial properties segment. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers, or we may have to locate another property that meets our investment criteria. Although we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Concentration of Credit Risk
As of December 31, 2014, we had cash on deposit at two financial institutions in which we had deposits in excess of federally insured levels, totaling $10.6 million; however, we have not experienced any losses in such accounts. We limit significant cash deposits to accounts held by financial institutions with high credit standing; therefore, we do not believe we are exposed to any significant credit risk on our cash deposits.
As of December 31, 2014, two tenants accounted for greater than 10% of our 2014 gross annualized rental revenue: Freeport-McMoRan (18%) and Procter & Gamble (13%). We also had certain geographic concentrations in our property holdings. As of December 31, 2014, we had properties in three states, with respective gross annualized rental revenue greater than 10% of our 2014 total gross annualized rental revenues: Ohio (21%), Arizona (18%), and Alabama (11%). In addition, we had tenants in four industries with respective gross annualized rental revenue greater than 10% of our 2014 total gross annualized rental revenue: manufacturing (31%), mining & natural resources (18%), logistics (11%), and government and non-profit (10%). See “Item 2. Properties” for additional information regarding the geographic concentration of our properties.
Litigation
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on our results of operations, financial condition or liquidity.
Environmental Matters
In connection with the ownership and operation of real estate, we potentially may be liable for costs and damages related to environmental matters. In addition, we may acquire certain properties that are subject to environmental remediation. We carry environmental liability insurance on our properties that will provide limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. We are not aware of any environmental matters which we believe will have a material effect on our results of operations, financial condition or liquidity. See “— Conditions to Closing Our Acquisitions” for a description of the steps we may take to ensure environmental compliance in the properties we acquire.
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
Risks Related to an Investment in Cole Office & Industrial REIT (CCIT II), Inc.
We have a limited operating history. Further, we are considered to be a “blind pool,” as we currently have not identified all of the properties we intend to purchase. For these and other reasons, an investment in our shares is speculative.
We have a limited operating history, as we commenced principal operations on January 13, 2014. While we will provide you with information on a regular basis regarding our real estate investments after they are acquired, we will not provide you with a significant amount of information, if any, for you to evaluate our future investments prior to our making them. Since we currently have not identified all of the properties we intend to purchase, the Offering is considered to be a “blind pool” offering. You will not be able to evaluate the economic merit of our future investments until after such investments have been made. As a result, an investment in our shares is speculative. We have established policies relating to the types of investments we will make and the creditworthiness of tenants of our properties, but our advisor will have wide discretion in implementing these policies, subject to the oversight of our board of directors. Additionally, our advisor has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment.
You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of development. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the Cole Office & Industrial REIT (CCIT II), Inc. name within the investment products market;

•	expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other investments, as well as for potential investors;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	be continuously aware of, and interpret, marketing trends and conditions.
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
There is no public market for our common stock and there may never be one. In addition, we do not have a fixed date or method for providing stockholders with liquidity. If you are able to find a buyer for your shares, you will likely have to sell them at a substantial discount to your purchase price. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment (more than seven years) because of the generally illiquid nature of the shares.
You are limited in your ability to sell your shares pursuant to our share redemption program and may have to hold your shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit your ability to sell your shares. Generally, you will be required to have held your shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will further limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid (provided, however, that, while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the percentage cap); and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the percentage cap), and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our management may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares we may redeem during the respective trailing 12-month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. Our management may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior written notice, and our management may reject any request for redemption. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
We will be required to disclose an estimated value per share of our common stock no later than 150 days following the second anniversary of the date on which we broke escrow in the Offering, and such estimated value per share may be lower than the purchase price investors paid for shares of our common stock in the Offering. The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
To assist members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons, pursuant to FINRA Conduct Rule 5110, we intend to prepare quarterly and annual estimations of our value per outstanding share of common stock. For this purpose, we intend to use the offering price to acquire a share in the primary portion of the Offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in the Offering, pursuant to FINRA rules. The Offering price is not based on the value or net asset value of our investments or our expected cash flow. Therefore, this approach to valuing our shares may bear little relationship and may exceed what stockholders would receive for their shares if they tried to sell them or if we liquidated our portfolio or completed a merger or other sale of the Company.
As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in the Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. Further, an amendment to NASD Rule 2340 will take effect on April 11, 2016, and if we have not yet disclosed an estimated net asset value per share before the amended rule takes effect, then our stockholders’ customer account statements will include a value per share that is less than our Offering price, because the amendment requires the “value” on the customer account statement to be equal to our Offering price less up-front underwriting compensation and certain organization and offering expenses.
The price at which stockholders purchased shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) until we disclose an estimated value per share based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the Company, because the amount of proceeds available for investment from the Offering is net of selling commissions, dealer manager fees, other organization and offering expense reimbursements and acquisition fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the value of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.
When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

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
We have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations, including borrowings, proceeds from asset sales or the sale of our securities in this or future offerings, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of your investment in our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in this or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent investors to experience dilution. This may negatively impact the value of your investment in our common stock.
During the year ended December 31, 2014, we paid distributions of $5.1 million, including $2.8 million through the issuance of shares pursuant to the DRIP. Our net loss was approximately $12.8 million as of December 31, 2014, cumulative since inception. As we did not commence principal operations until January 13, 2014, we did not pay any distributions during the period from February 26, 2013 (Date of Inception) to December 31, 2013.
Net cash used in operating activities for the year ended December 31, 2014 was approximately $904,000 and reflected a reduction for real estate acquisition-related expenses incurred of approximately $14.7 million, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We treat our real estate acquisition related expenses as funded by proceeds from our Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2014 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows used in operating activities. As such, all of our 2014 distributions were funded by proceeds from our Offering.
Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions may exceed our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce your basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to you and the value of your investment.
We could suffer from delays in locating suitable investments, particularly if the capital we raise in the Offering outpaces our advisor’s ability to identify potential investments and/or close on acquisitions. Delays we encounter in the selection and acquisition of income-producing properties likely would adversely affect our ability to pay distributions to you and/or the value of your overall returns. The large size of the Offering, coupled with competition from other real estate investors, increases the risk of delays in investing our net offering proceeds. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise in the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.

In the event we are not able to raise a substantial amount of capital in the near term, we may have difficulty investing the proceeds of the Offering in real estate and/or repaying or refinancing indebtedness, and our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected.
The Offering is being made on a “best efforts” basis, which means that the dealer manager and the broker-dealers participating in the Offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares. As a result, we may not be able to raise a substantial amount of capital in the near term. If we are not able to accomplish this goal, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to timely invest the net proceeds of the Offering, our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected. Failure to raise substantial capital also could hamper our ability to repay or refinance indebtedness. In addition, subject to our investment policies, we are not limited in the number or size of our investments or the percentage of net proceeds that we may dedicate to a single investment. If we use all or substantially all of the proceeds from the Offering to acquire one or a few investments, the likelihood of our profitability being affected by the performance of any one of our investments will increase, and an investment in our shares will be subject to greater risk.
Purchases of common stock by our directors, officers and other affiliates in the Offering should not influence investment decisions of prospective investors.
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
We are dependent upon the net proceeds of the Offering to conduct our proposed activities. As such, our ability to implement our business strategy is dependent, in part, upon our dealer manager and participating broker-dealers successfully conducting the Offering, and our investors, rather than us, will incur the bulk of the risk if we are unable to raise substantial funds. The Offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. In addition, the broker-dealers participating in the Offering also may be participating in the offerings of competing REIT products, some of which may have a focus that is nearly identical to our focus, and the participating broker-dealers could emphasize such competing products to their retail clients. As a result, we do not know the amount of proceeds that will be raised in the Offering, which may be substantially less than the amount we would need to achieve a broadly diversified portfolio of real estate and real estate-related investments.
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
Historically, we have experienced net losses (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.

The purchase price you pay for shares of our common stock may be higher than the value of our assets per share of common stock at the time of your purchase.
The Offering is a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price for our shares in its sole discretion. The offering price for our shares is not based on the book value or net asset value of our current or expected investments, or our current or expected operating cash flows. We intend to use the fixed offering price until a date prior to 150 days following the second anniversary of breaking escrow in the Offering, pursuant to FINRA rules. However, as required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in the Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments, nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. Until such time as we determine a reasonable estimate of the value of our shares, the price of our shares is not intended to reflect our per share net asset value. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.
There is no fixed date or method for providing our stockholders with liquidity, and your shares may have limited liquidity for an indefinite period of time.
Due to the unpredictable nature of future macro- and micro-economic and market conditions, we have not set a fixed time period or method for providing our stockholders with liquidity. We expect that our board of directors will make that determination in the future based, in part, upon advice from our advisor. As a result, your shares may continue to have limited liquidity for an indefinite period of time and should be purchased only as a long-term investment.
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to obtain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we currently do not separately maintain key person life insurance on any of our executive officers and other key personnel of our advisor and we may not do so in the future. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
The suspension of selling agreements by broker-dealers participating in the Offering, or our inability to generate additional selling agreements with prospective broker-dealers, will impact our ability to raise capital in the near term.
ARCP became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole and ARCP on February 7, 2014. On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in the Offering that they would suspend their selling dealer agreements with our dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the Offering prior to entering into a selling dealer agreement with our dealer manager.
ARCP’s audit committee conducted an investigation with the assistance of independent advisors, Weil, Gotshal & Manges LLP and Ernst & Young LLP and in March 2015, ARCP announced the conclusions of the investigation and restated ARCP’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. ARCP reported, in part, the following findings: (1) net loss was understated for 2013 and the second quarter of 2014; (2) net loss was overstated for the first quarter of 2014; (3) adjusted funds from operations was overstated for 2011, 2012, 2013 and the first two quarters of 2014; (4) certain payments by ARCP to its former external manager, ARC Properties Advisors, LLC, and certain of its affiliates were not sufficiently documented or otherwise warrant scrutiny, and as a result, ARCP has recovered consideration valued at approximately $8.5 million in respect of certain such payments that ARCP concluded were inappropriate; (5) equity awards made to two former executives of ARCP in connection with ARCP’s transition to self-management contained provisions that, as drafted, were more favorable to such executives than the compensation committee of the ARCP board of directors had approved; and (6) there were certain material weaknesses in ARCP’s internal controls over financial reporting and its disclosure controls and procedures. ARCP also reported the remedial actions it has taken and is taking in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of the Cole Capital sponsored non-traded REITs.
The suspension of selling agreements by broker-dealers participating in the Offering has had a negative impact on our ability to raise additional capital. ARCP has reported that, with the filing of its restated financial statements completed, it is committed to supporting the efforts of our sponsor, Cole Capital, to restore relationships with broker-dealers participating in the Offering. If our sponsor’s efforts are not successful and broker-dealers do not reinstate their selling agreements with our dealer manager, or do not otherwise enter into selling agreements with our dealer manager, we may not be able to raise a substantial amount of capital in the Offering. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our current leverage profile. Additionally, this could impact our ability to obtain future financing. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.
Certain members of our management and the management of our advisor have been required to devote time and resources to addressing issues created as a result of the investigation by ARCP’s audit committee and the restatement of certain of ARCP’s financial statements. To the extent these matters or related matters require further attention of the members of our management and the management of our advisor, such persons’ focus on our business strategy may be diminished.

ARCP became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole and ARCP on February 7, 2014. On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. ARCP’s audit committee conducted an investigation with the assistance of independent advisors, Weil, Gotshal & Manges LLP and Ernst & Young LLP and, in March 2015, ARCP announced the conclusions of the investigation and restated ARCP’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. ARCP also reported the remedial actions it has taken and is taking in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of Cole Capital sponsored non-traded REITs. Certain members of our management and the management of our advisor have been required to devote time and resources to addressing issues relating to ARCP’s financial statements and internal investigation. Should such persons be required to devote further attention to these matters or related matters, their focus on our business strategy may be diminished.

If our board of directors elects to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, and such internalization is approved by our stockholders, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors elects to internalize our management functions, and such internalization is approved by our stockholders, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share attributable to your investment.
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

•
the risk that a default by any co-owner would constitute a default under any mortgage loan financing documents applicable to the property, which could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner;

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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. “Item 1. Conflicts of Interest” of this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.
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
CCPT IV, Cole Income NAV Strategy, CCPT V, and ARCP have characteristics, including targeted investment types, investment objectives and criteria, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as ARCP or one or more of the real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of other REITs sponsored by Cole Capital and/or their advisors, the general partners of other partnerships sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. ARCP has adopted an asset allocation policy to allocate property acquisitions among ARCP and various programs sponsored by Cole Capital. Additionally, for programs sponsored by Cole Capital that commence operations on or after March 5, 2013, ARCP retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to us and CCPT V, but does not apply to CCPT IV or Cole Income NAV Strategy. All transactions with a purchase price at or below $100 million will be allocated among us, ARCP and the other programs sponsored by Cole Capital by an allocation committee in a manner consistent with the general investment allocation policy adopted by ARCP, the terms of which are consistent with the policy described in “Item 1. Conflicts of Interest” of this Annual Report on Form 10-K. Accordingly, there is a risk that the allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by ARCP or a real estate program sponsored by Cole Capital.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where ARCP or real estate programs sponsored by Cole Capital own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since ARCP or a real estate program sponsored by Cole Capital may be competing with us for these investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Our president and chief executive officer, Michael T. Ezzell, who also serves as the chairman of our board of directors, is also an officer and/or director of Cole Capital, other real estate programs sponsored by Cole Capital and one or more entities affiliated with our advisor. In addition, our chief financial officer and treasurer, Simon J. Misselbrook, is also an officer of Cole Capital, our advisor, other real estate programs sponsored by Cole Capital and one or more entities affiliated with our advisor. Our advisor and its key personnel are also key personnel and partners of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. These duties to such other entities and persons may create conflicts with the duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are adverse to our business and violate their duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.

Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
Our charter permits us to acquire assets and borrow funds from affiliates of our advisor and sell or lease our assets to affiliates of our advisor, and any such transaction could result in conflicts of interest.
Under our charter, we are permitted to acquire properties from affiliates of our advisor, provided that any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us and at a price to us that is no greater than the cost of the property to the affiliate of our advisor, unless a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction determines that there is substantial justification for any amount that exceeds such cost and that the difference is reasonable. In no event will we acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser. In the event that we acquire a property from an affiliate of our advisor, we may be foregoing an opportunity to acquire a different property that might be more advantageous to us. In addition, under our charter, we are permitted to borrow funds from affiliates of our advisor, including our sponsor, provided that any such loans from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. Under our charter, we are also permitted to sell and lease our assets to affiliates of our advisor, and we have not established a policy that specifically addresses how we will determine the sale or lease price in any such transaction. Any such sale or lease transaction must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us. To the extent that we acquire any properties from affiliates of our advisor, borrow funds from affiliates of our advisor or sell or lease our assets to affiliates of our advisor, such transactions could result in a conflict of interest.
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with ARCP or real estate programs sponsored by Cole Capital, which could result in a disproportionate benefit to ARCP or a program sponsored by Cole Capital.
We may enter into joint ventures with ARCP or a real estate program sponsored by Cole Capital for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. Officers and key persons of our advisor also are officers and key persons of other REITs sponsored by Cole Capital and/or their advisors, the general partners of real estate programs sponsored by Cole Capital and/or the advisors or fiduciaries of real estate programs sponsored by Cole Capital. These officers and key persons may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture.
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
Since one or more of the executive officers of our advisor are the executive officers of Cole Capital and the advisors to other real estate programs sponsored by Cole Capital, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. We have adopted certain procedures for dealing with potential conflicts of interest as described “Item 1. Business — Conflicts of Interest” of this Annual Report on Form 10-K.
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
As of December 31, 2014, two tenants accounted for greater than 10% of our 2014 gross annualized rental revenue: Freeport-McMoRan (18%) and Procter & Gamble (13%). The loss of either or both of these tenants would have an adverse effect on our business and our ability to pay distributions to our stockholders.
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
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flow from operations.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flow from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
 Some of our leases may not contain rental increases over time, or the rental increases may be less than the fair market rate at a future point in time. When that is the case, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property.
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
Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. Some of our leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to you.

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

The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.
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

•
Real Estate Markets — Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values, although in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

 The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Generally, we expect each of our tenants will be responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple net basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at a reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us, or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Real estate-related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
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
In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to you.
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
Recently, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) initiated a joint project to develop new guidelines to lease accounting. Beginning in 2010, the FASB and IASB (collectively, the “Boards”) issued various exposure drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a right-of-use lease asset and lease liability would be recorded on the tenant’s balance sheet for certain lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater non-renewal risk, a delay in investing proceeds from the Offering, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.
On May 16, 2013, the Boards published revised Exposure Drafts, which were open for public comment through September 2013. During the comment period, the Boards undertook various outreach activities (for example, webcasts, fieldwork, roundtable meetings, etc.) to discuss the proposals with a wide range of interested parties. The Boards plan to consider all feedback; however, final standards are not expected to be issued until sometime in 2015 and are expected to be effective no earlier than January 1, 2017.

Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We may not be able to acquire properties that comply with the Disabilities Act or allocate responsibilities for compliance on the seller or other third party, such as a tenant. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of your investment.
We have acquired real estate and other real estate-related investments by borrowing new funds. In addition, we have incurred mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report, along with justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines and our charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. We expect that from time to time during the period of the Offering we will request that our independent directors approve borrowings in excess of these limitations since we will then be in the initial phases of raising proceeds to acquire properties within our portfolio. We expect that during the period of the Offering, high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to you and could result in a decline in the value of your investment.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flows are sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to qualify and maintain our qualifications as a REIT. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in us losing our REIT status and would result in a decrease in the value of your investment.

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
We have incurred and may in the future incur additional indebtedness that bears interest at a variable rate. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CCI II Advisors as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to achieve our investment and operating objectives, which could limit our ability to make distributions to you.
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
 Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

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
Federal Income Tax Risks
Failure to qualify and maintain our qualification as a REIT for federal income tax purposes would adversely affect our operations and our ability to make distributions.
We have not yet elected to be taxed as a REIT, although we anticipate that we will so elect with respect to our 2014 taxable year. Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income, and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.
Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. We would characterize such a sale-leaseback transaction as a “true lease,” which treats the lessor as the owner of the property for federal income tax purposes. In the event that any sale-leaseback transaction is challenged by the IRS and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re- characterization. Alternatively, such a recharacterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our DRIP, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, you will be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause you to be subject to additional income tax liability. Unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability arising as a result of the distributions reinvested in our shares.
Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
Tax legislation enacted in 2003, amended in 2005, and extended by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, generally reduced the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% prior to 2013. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20%.
Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the recipient, rather than the qualified dividend 15% or 20% preferential rate. Therefore, our distributions (other than capital gain dividends) will be taxed as ordinary income, not at the 15% or 20% preferential rate, to the extent they are from our current or accumulated earnings and profits, and may be subject to the 3.8% net investment income tax discussed further below. To the extent distributions exceed our current or accumulated earnings and profits, they will be treated first as a tax-free return of capital, reducing the tax basis in each U.S. stockholder’s shares (but not below zero). Any distributions in excess of a U.S. stockholder’s tax basis will be taxed as gain from the sale of shares. You should discuss the difference in treatment of REIT distributions and regular corporate distributions with your tax advisor.
If our operating partnership fails to maintain its status as a disregarded entity or partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to you.
We intend to cause CCI II OP, our operating partnership, to maintain its current status as an entity separate from us (a disregarded entity), or in the alternative, a partnership for federal income tax purposes. Our operating partnership would lose its status as a disregarded entity for federal income tax purposes if it issues interests to any subsidiary we establish that is not a disregarded entity for tax purposes (a regarded entity) or a person other than us. If our operating partnership issues interests to any subsidiary we establish that is a regarded entity for tax purposes or a person other than us, we would characterize our operating partnership as a partnership for federal income tax purposes. As a disregarded entity or partnership, our operating partnership is not subject to federal income tax on its income. However, if the IRS were to successfully challenge the status of our operating partnership as a disregarded entity or partnership, CCI II OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in us losing REIT status, and becoming subject to a corporate-level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment.
In addition, if any of the partnerships or limited liability companies through which CCI II OP owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, such partnership or limited liability company would be subject to taxation as a corporation, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CCI II OP’s underlying property owner also could threaten our ability to maintain REIT status.
In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% excise tax. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal, state or local taxes we pay will reduce our cash available for distribution to you.

Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”). The Reconciliation Act requires certain stockholders who are U.S. citizens or resident aliens and certain estates and trusts to pay a 3.8% Medicare tax on, among other things, dividends on and capital gains from the sale or other disposition of shares, subject to certain exceptions. This additional tax applies broadly to essentially all dividends and all gains from dispositions of stock, including dividends from REITs and gain from dispositions of REIT stock, such as our stock.
Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect their taxation. Such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our stock.
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes affected by that legislation was a general reduction in the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20.0%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gain dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. This tax on distributions would be imposed in addition to the 3.8% net investment income tax that would generally be applicable to recipients of our distributions. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to you, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
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
To qualify and maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to pay distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Complying with the REIT requirements may cause us to forego otherwise attractive opportunities. In addition, we may be required to liquidate otherwise attractive investments in order to comply with the REIT requirements. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to tax pursuant to the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.
Distributions to foreign investors may be treated as ordinary income distributions to the extent that they are made out of current or accumulated earnings and profits.
In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our stock if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States. A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of FIRPTA, and that we do not designate as a capital gain dividend, will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Generally, any ordinary income distribution will be subject to a U.S. withholding tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.
Foreign investors may be subject to FIRPTA tax upon the payment of a capital gain distribution.
A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain distribution by us, which distribution is attributable to gain from sales or exchanges of U.S. real property interests. Additionally, capital gain distributions paid to foreign investors, if attributable to gain from sales or exchanges of U.S. real property interests, would not be exempt from FIRPTA and would be subject to FIRPTA tax.
We encourage foreign investors to consult their tax advisor to determine the tax consequences applicable to them.
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
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to (i) the imposition of civil and criminal penalties, (ii) equitable remedies, and (iii) the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2014, we owned, through separate wholly-owned liability companies of ours and our operating partnership a portfolio of 23 properties comprising approximately 7.2 million square feet of commercial space located in 15 states. As of December 31, 2014, 100% of the rentable square feet was leased, with a weighted average remaining lease term of 11.2 years and annualized gross rental revenue of $49.0 million. As of December 31, 2014, we had outstanding debt of $430.9 million.
Property Statistics
The following table shows the tenant diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2014:

		Leased	2014	Percentage of
	Total	Square	Gross Annualized	2014
	Number	Feet	Rental Revenue	Gross Annualized
Tenant	of Leases	(in thousands)	(in thousands)	Rental Revenue
Freeport-McMoRan Inc.	1	246	$8,754	18%
Procter & Gamble	1	1,791	6,195	13%
Amazon	1	1,016	3,745	8%
Amcor Rigid Plastics USA, Inc.	3	807	3,215	7%
State of Alabama Dept. of Education	1	114	3,115	6%
FedEx	4	285	2,877	6%
Keurig Green Mountain, Inc.	1	151	2,759	6%
DuPont Pioneer	1	184	2,623	5%
Protein Simple	1	98	2,529	5%
ODW Logistics, Inc.	1	760	2,246	5%
Other	9	1,698	10,928	21%
	24	7,150	$48,986	100%
The following table shows the tenant industry diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2014:

		Leased	2014	Percentage of
	Total	Square	Gross Annualized	2014
	Number	Feet	Rental Revenue	Gross Annualized
Industry	of Leases	(in thousands)	(in thousands)	Rental Revenue
Manufacturing	8	3,404	$15,151	31%
Mining & Natural Resources	1	246	8,754	18%
Logistics (shipping, delivery, warehousing)	5	1,045	5,124	10%
Government and non-profit	2	198	4,849	10%
Wholesale	1	1,016	3,745	8%
Agriculture	1	184	2,623	5%
Healthcare	1	98	2,529	5%
Other	5	959	6,211	13%
	24	7,150	$48,986	100%

The following table shows the geographic diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2014:

		Rentable	2014	Percentage of
	Total	Square	Gross Annualized	2014
	Number	Feet	Rental Revenue	Gross Annualized
Location	of Properties	(in thousands)	(in thousands)	Rental Revenue
Ohio	4	2,934	$10,072	21%
Arizona	1	249	8,839	18%
Alabama	2	234	5,286	11%
California	2	182	4,263	9%
Indiana	2	1,138	3,777	8%
Virginia	1	1,016	3,745	8%
Iowa	2	210	2,823	6%
Massachusetts	1	151	2,759	5%
North Carolina	2	163	2,102	4%
Nevada	1	96	1,305	2%
Other	5	777	4,015	8%
	23	7,150	$48,986	100%
As of December 31, 2014, two properties’ gross annualized rental revenue each accounted for more than ten percent of our total gross annualized rental revenue: Freeport-McMoRan Inc. (18%) and Procter & Gamble (13%).
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties owned provide for initial terms of ten or more years, and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof and structure of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

The following table shows lease expirations of our real estate portfolio as of December 31, 2014, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total	Rentable	2014	Percentage of
	Number	Square Feet	Gross Annualized	2014
Year of	of Leases	Expiring	Rental Revenue	Gross Annualized
Lease Expiration	Expiring	(in thousands)	Expiring (in thousands)	Rental Revenue
2015	—	—	$—	—%
2016	—	—	—	—%
2017	—	—	—	—%
2018	—	—	—	—%
2019	—	—	—	—%
2020	—	—	—	—%
2021	1	3	85	—%
2022	—	—	—	—%
2023	4	1,062	8,680	18%
2024	8	3,308	12,603	26%
Thereafter	11	2,777	27,618	56%
	24	7,150	$48,986	100%
Credit Facilities and Notes Payable Information
As of December 31, 2014, we had $430.9 million of debt outstanding, consisting of (1) $35.1 million in a fixed rate mortgage loan (the “Fixed Rate Debt”), (2) $365.8 million under a secured revolving credit facility with J.P. Morgan Chase, as administrative agent (the “Amended Credit Facility”), and (3) $30.0 million in a subordinate loan with Series C, LLC (the “Series C Line of Credit”). The Fixed Rate Debt has an annual interest rate of 4.08% and has a maturity date of November 1, 2021. The Amended Credit Facility allows us to borrow up to $400.0 million, including a $200.0 million term loan (the “Term Loan”) and $200.0 million in revolving loans (the “Revolving Loans”). The Term Loan matures on December 12, 2019 and the Revolving Loans mature on December 12, 2018. As of December 31, 2014, the weighted average interest rate in effect for both the Revolving Loans and the Term Loan was 2.64%. The Series C Line of Credit bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on January 13, 2016. The Series C Line of Credit had an interest rate of 2.36% as of December 31, 2014. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $56.9 million as of December 31, 2014, and the assets securing the Amended Credit Facility’s underlying collateral pool was $591.4 million as of December 31, 2014. As of December 31, 2014, the Revolving Loans had $18.6 million available for borrowing and the Series C Line of Credit had $30.0 million available for borrowing. See Note 6 to our consolidated financial statements in this Annual Report on Form 10-K for additional terms of the Amended Credit Facility.
The Amended Credit Facility contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on our analysis and review of our results of operations and financial condition, we believe we were in compliance with the covenants of the Amended Credit Facility as of December 31, 2014.
The Series C Line of Credit has been approved by a majority of our board of directors (including all of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to our than a comparable loan between unaffiliated parties. In addition, a majority of our board of directors (including all of our independent directors) not otherwise interested in such transaction have determined that borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of our stockholders.

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
Market Information
As of March 25, 2015, we had approximately 26.5 million shares of common stock outstanding, held by a total of 5,941 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
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
Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, our estimated value of our common stock was $10.00 per share as of December 31, 2014. The basis for this valuation is the fact that the offering price for shares of our common stock in the primary portion of the Offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. We intend to continue to use the offering price to acquire a share in the primary portion of the Offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in the Offering, pursuant to FINRA rules. However, as required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in the Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments, nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
 Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present a portion consisting of at least the lesser of (1) 25% of the holder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500 to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our board of directors, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.
During the term of the Offering, and until such time as our board of directors determines a reasonable estimate of the value of our shares, the redemption price per share (other than for shares purchased pursuant to our DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock.) Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time we are engaged in an offering of our shares, the per share price for shares purchased under our redemption program will always be equal to or lower than the applicable per share offering price.
After such time as our board of directors has determined a reasonable estimated value of our shares, the per share redemption price (other than for shares purchased pursuant to our DRIP) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the Estimated Share Value (defined below); after two years from the purchase date, 97.5% of the Estimated Share Value; and after three years from the purchase date, 100% of the Estimated Share Value. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the Estimated Share Value. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock.) For purposes of establishing the redemption price per share, “Estimated Share Value” shall mean the most recently disclosed reasonable estimated value of our shares of common stock as determined by our board of directors, including a majority of our independent directors.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales subsequent to the establishment of the Estimated Share Value, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. In no event will the Estimated Share Value established for purposes of our share redemption program exceed the then-current estimated share value established for purposes of our DRIP.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code (“UCC”) search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs in conducting the UCC search will be borne by us.
We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, any limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death, during the term of the Offering and until such time as our board of directors determines a reasonable estimated value of our shares, will be redeemed at a purchase price equal to 100% of the amount actually paid for the shares. Shares redeemed in connection with a stockholder’s death, after such time as our board of directors has determined a reasonable estimated value of our shares, will be redeemed at a purchase price per share equal to 100% of the Estimated Share Value. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.
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
We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. (While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP were available. If sufficient proceeds from the sale of shares under our DRIP were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis.) We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
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

During the year ended December 31, 2014, we received valid redemption requests under our share redemption program totaling approximately 1,700 shares, all of which we redeemed as of December 31, 2014 for approximately $17,000 ($10.00 per share). During the year ended December 31, 2013, we did not receive any valid redemption requests under our share redemption program. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP. During the year ended December 31, 2014, we issued approximately 298,000 shares of common stock under our DRIP for proceeds of $2.8 million, which was recorded as redeemable common stock on the consolidated balance sheets, net of redeemed shares.
During the three-month period ended December 31, 2014, we redeemed shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	—	$—	—	(1)
November 1, 2014 - November 30, 2014	1,676	10.00	16,754	(1)
December 1, 2014 - December 31, 2014	—	—	—	(1)
Total	1,676		16,754	(1)
(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.
See the section titled “Share Redemptions” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K, and Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for additional share redemption information.
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
The following table shows the character of the distributions we paid on a per share basis during the year ended December 31, 2014 (in thousands, except per share data):

	Total Distributions Paid	Distributions Paid per Common Share	Nontaxable Distributions per Common Share	Ordinary Dividends per Common Share
2014	$5,108	$0.63	$0.28	$0.35
Use of Public Offering Proceeds
On September 17, 2013, we registered 300.0 million shares of our common stock in the Offering (File No. 333-187470), of which we registered 250.0 million shares at $10.00 per share to be offered to the public and 50.0 million shares offered to our investors pursuant to our DRIP at $9.50 per share, for an aggregate offering price of $2.975 billion. Additionally, as of December 31, 2014, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of December 31, 2013, we had not issued any shares of our common stock pursuant to the Offering. On January 13, 2014, we broke escrow and issued approximately 275,000 shares in the Offering to CREI and commenced principal operations.

On February 7, 2014, the ownership of the shares held by CREI was transferred to ARCP OP. Pursuant to our charter, ARCP OP is prohibited from selling the 20,000 shares of our common stock that represents the initial investment in us for so long as Cole Capital remains our sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 20,000 shares of our common stock to other affiliates of our sponsor. As of March 25, 2015, we had issued approximately 26.5 million shares in the Offering for gross offering proceeds of $263.7 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended, December 31, 2014	February 26, 2013 (Date of Inception) to December 31, 2013
Balance Sheet Data:
Total investment in real estate assets, net	$648,526	$—
Cash and cash equivalents	$11,141	$138
Total assets	$667,828	$139
Credit facility and note payable	$400,916	$—
Line of credit with affiliates	$30,000	$—
Acquired below market lease intangibles, net	$8,222	$—
Redeemable common stock	$2,816	$—
Stockholders’ equity	$197,499	$100
Operating Data:
Total revenue	$17,846	$—
General and administrative expenses	$1,325	$100
Property operating expenses	$2,381	$—
Advisory fees and expenses	1,638	—
Acquisition related expenses	$14,726	$—
Depreciation and amortization	$6,300	$—
Operating loss	$(8,524)	$(100)
Interest expense	$(4,193)	$—
Net loss	$(12,716)	$(100)
Cash Flow Data:
Net cash used in operating activities	$(904)	$(61)
Net cash used in investing activities	$(628,164)	$—
Net cash provided by financing activities	$640,071	$199
Per Common Share Data:
Net loss - basic and diluted	$(1.25)	$(5.38)
Distributions declared per common share	$0.63	$—
Weighted average shares outstanding - basic and diluted	10,174,511	18,576

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness, and acquisition and operating expenses. Rental and other property income accounted for 88.4% of total revenue for the year ended December 31, 2014. As 100% of our rentable square feet was under lease as of December 31, 2014, with a weighted average remaining lease term of 11.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of December 31, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate net of gross intangible lease liabilities, was 67%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions
Financial conditions surrounding the real-estate industry have been favorable amid low interest rates and increased lending from banks, insurance companies, and CMBS conduits.  The debt market remains sensitive to the macro environment, including Federal Reserve policy, which could tighten in the second half of 2015 as the unemployment rate continues to recede. We expect that financial conditions will remain favorable, as low inflation and increased interest by foreign investors targeting U.S. investments keep interest rates low. However, if financial conditions were to deteriorate, we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings under the Amended Credit Facility, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a healthy pace of job creation has supported gains in office absorption, retail sales, and warehouse distribution. Although construction has increased, it remains at a historically low level; as a result, incremental demand growth has helped to reduce vacancy rates and support accelerating rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values continue to be below replacement costs. As of December 31, 2014, 100% of our rentable square feet were under lease, and we expect that occupancy will remain high as the real estate recovery continues.  However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, we will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
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
We will be required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets, other than land, will be depreciated or amortized on a straight-line basis. The estimated useful lives of our real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the year ended December 31, 2014 or for the period from February 26, 2013 to December 31, 2013.
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
When a real estate asset is identified by us as held for sale, we will cease depreciation and amortization of the assets related to the property, and will estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2014 or for the period from February 26, 2013 to December 31, 2013.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, we will allocate the purchase price of such properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses will be expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to our management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by our management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which are generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market leases are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we will expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets in our consolidated balance sheet and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
We may acquire certain properties subject to contingent consideration arrangements that may obligate us to pay additional consideration to the seller based on the outcome of future events. Additionally, we may acquire certain properties for which we fund certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to us or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying consolidated audited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The respective amounts recorded are carried at fair value.
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
Income Taxes
We intend to elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 2014. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we, among other things, distribute our taxable income to our stockholders and we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we or our subsidiaries may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. As we did not commence principal operations until January 13, 2014, comparative financial data is not presented for the year ended December 31, 2013, therefore a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our real estate assets as of December 31, 2014.

2014
Number of properties	23
Rentable square feet	7.2 million
Percentage of rentable square feet leased	100%
The following table summarizes our real estate investment activity during the years ended December 31, 2014 and 2013.

	2014
Properties acquired	23
Approximate purchase price	$646.5	million
Approximate rentable square feet	7.2 million

Year ended December 31, 2014
Revenue. Revenue for the year ended December 31, 2014 totaled $17.8 million. Our revenue consisted primarily of rental and other property income, which accounted for 88% of total revenues during the year ended December 31, 2014. We also recorded tenant reimbursement income of $2.1 million related to certain operating expenses paid by us subject to reimbursement by tenants during the year ended December 31, 2014.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2014 totaled $1.3 million, which was primarily due to incurring operating expenses reimbursable to CCI II Advisors, combined with incurring unused fees on the Amended Credit Facility and organization costs and state income and franchise taxes.
Property operating expenses. Property operating expenses totaled $2.4 million related to the ownership of 23 properties for the year ended December 31, 2014.
Advisory fees and expenses. Pursuant to the advisory agreement with CCI II Advisors, we are required to pay to CCI II Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI II Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the year ended December 31, 2014 totaled $1.6 million.
Acquisition related expenses. Acquisition related expenses for the year ended December 31, 2014 totaled $14.7 million, which relate to the acquisition of 23 properties for $646.5 million.
Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2014 totaled $6.3 million, which was a result of incurring depreciation and amortization for 23 properties.
Interest expense. Interest expense for the year ended December 31, 2014 totaled $4.2 million, which related to an increase in the average amount outstanding under the Amended Credit Facility and notes payable of $215.5 million.
Uncertainties Relating to the Suspension of Selling Agreements by Broker-Dealers Participating in the Offering
ARCP became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole and ARCP on February 7, 2014. On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in the Offering that they would suspend their selling dealer agreements with our dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the Offering prior to entering into a selling dealer agreement with our dealer manager.
ARCP’s audit committee conducted an investigation with the assistance of independent advisors, Weil, Gotshal & Manges LLP and Ernst & Young LLP and in March 2015, ARCP announced the conclusions of the investigation and restated ARCP’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. ARCP also reported the remedial actions it has taken and is taking in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of the Cole Capital sponsored non-traded REITs.
The suspension of selling agreements by broker-dealers participating in the Offering has had a negative impact on our ability to raise additional capital. ARCP has reported that, with the filing of its restated financial statements completed, it is committed to supporting the efforts of our sponsor, Cole Capital, to restore relationships with broker-dealers participating in the Offering. If our sponsor’s efforts are not successful and broker-dealers do not reinstate their selling agreements with our dealer manager, or do not otherwise enter into selling agreements with our dealer manager, we may not be able to raise a substantial amount of capital in the Offering. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our current leverage profile. Additionally, this could impact the ability to obtain future financing. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.
Portfolio Information
As of December 31, 2014, we owned 23 properties comprising approximately 7.2 million rentable square feet of commercial space located in 15 states, which were 100% leased.

As of December 31, 2014, our five highest tenant concentrations based on annualized gross rental revenue, were as follows:

		Leased	2014	Percentage of
	Total	Square	Gross Annualized	2014
	Number	Feet	Rental Revenue	Gross Annualized
Tenant	of Leases	(in thousands)	(in thousands)	Rental Revenue
Freeport-McMoRan Inc.	1	246	8,754	18%
Procter & Gamble	1	1,791	6,195	13%
Amazon	1	1,016	3,745	8%
Amcor Rigid Plastics USA, Inc.	3	807	3,215	7%
State of Alabama Dept. of Education	1	114	3,115	6%
	7	3,974	25,024	52%
As of December 31, 2014, our five highest tenant industry concentrations, based on gross annualized rental revenue, were as follows:

		Leased	2014	Percentage of
	Total	Square	Gross Annualized	2014
	Number	Feet	Rental Revenue	Gross Annualized
Industry	of Leases	(in thousands)	(in thousands)	Rental Revenue
Manufacturing	8	3,404	15,151	31%
Mining & Natural Resources	1	246	8,754	18%
Logistics (shipping, delivery, warehousing)	5	1,045	5,124	10%
Government and non-profit	2	198	4,849	10%
Wholesale	1	1,016	3,745	8%
	17	5,909	37,623	77%
As of December 31, 2014, our five highest geographic concentrations, based on gross annualized rental revenue, were as follows:

		Rentable	2014	Percentage of
	Total	Square	Gross Annualized	2014
	Number	Feet	Rental Revenue	Gross Annualized
Location	of Properties	(in thousands)	(in thousands)	Rental Revenue
Ohio	4	2,934	10,072	21%
Arizona	1	249	8,839	18%
Alabama	2	234	5,286	11%
California	2	182	4,263	9%
Indiana	2	1,138	3,777	8%
	11	4,737	32,237	67%
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per share (which equates to approximately 6.00% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 14, 2014 and ending on March 31, 2014. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0017260274 per share (which equates to approximately 6.30% on an annualized based, assuming a

$10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on April 1, 2014 and ending on June 30, 2015.
During the year ended December 31, 2014, we paid distributions of $5.1 million, including $2.8 million through the issuance of shares pursuant to the DRIP. During the year ended December 31, 2013, the Company had not begun principal operations and as such no distributions were paid. Net cash used in operating activities for the year ended December 31, 2014 was $904,000 and reflected a reduction for real estate acquisition related expenses incurred of $14.7 million. We treat our real estate acquisition related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2014 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows used in operating activities. As such, our 2014 distributions were funded by proceeds from the issuance of common stock.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of December 31, 2014, we received valid redemption requests for approximately 1,700 shares, which we redeemed in full for approximately $17,000 ($10.00 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from our DRIP. See discussion in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program.”
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from our current and future investments. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. The sources of our operating cash flows will primarily be provided by the rental income received from future leased properties. As of December 31, 2014, we had raised $244.9 million of gross proceeds from the Offering before offering costs and selling commissions of $25.5 million. As of December 31, 2014, we had cash of $11.1 million and available borrowings of $48.6 million.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition related expenses, of operating expenses, distributions, and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of CCI II Advisors in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI II Advisors or its affiliates and can be reimbursed by us up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of December 31, 2014, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. The costs, in excess of 2.0% of aggregate gross offering process, were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of proceeds from the Offering.

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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Amended Credit Facility or the Series C Line of Credit and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of December 31, 2014, we had $430.9 million of debt outstanding, with a weighted average interest rate of 2.74%. Our contractual obligations as of December 31, 2014 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments - fixed rate debt	$35,100	$—	$—	$—	$35,100
Interest payments - fixed rate debt	9,785	1,432	2,864	2,864	2,625
Principal payments - line of credit with affiliate	30,000	—	30,000	—	—
Interest payments - line of credit with affiliate (2)	731	708	23	—	—
Principal payments - credit facility	365,816	—	—	365,816	—
Interest payments - credit facility (3)	44,160	10,410	19,315	14,435	—
Total	$485,592	$12,550	$52,202	$383,115	$37,725

(1) The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreements because such amounts are not fixed and determinable.
(2) Payment obligations under the Series C Line of Credit are based on the interest rate in effect as of December 31, 2014 of 2.36%.
(3) Payment obligations for the Revolving Loans and the Term Loan outstanding under the Amended Credit Facility are based on the weighted average interest rate in effect as of December 31, 2014 of 2.64%.
We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our initial capital raising stage. During the year ended December 31, 2014, we obtained borrowings that caused our ratio of debt to total gross real estate assets to exceed the 60% and 75% limitations, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:
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
As of December 31, 2014, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 67%.
Cash Flow Analysis
Year Ended December 31, 2014
Operating Activities. During the year ended December 31, 2014, net cash used in operating activities was $904,000, primarily due to a net loss of $12.7 million, offset by adjustments for depreciation and amortization of $6.8 million, amounts due to affiliates of $4.7 million and a change in working capital accounts of $0.3 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $628.2 million from the purchase of 2014 Acquisitions (as defined in the Notes to Consolidated Financial Statements).
Financing Activities. Net cash provided by financing activities was $640.1 million for the year ended December 31, 2014, primarily due to net of borrowing proceeds of $430.9 million and amounts from the issuance of common stock under the Offering, net of offering costs, of $216.5 million, partially offset by an increase in deferred financing costs paid of $5.0 million and distributions paid to investors of $2.3 million.
Election as a REIT
We believe we will qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code beginning with the taxable year ending December 31, 2014, as we did not commence principal operations until January 13, 2014. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to qualify and maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in many of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenant’s gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, due to the long-term nature of leases for real property, such leases may not reset frequently enough to adequately offset the effects of inflation.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates, whereby we will pay certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CCI II Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of, CCPT IV, CCPT V and/or Cole Income NAV Strategy, all of which are REITs distributed and managed by affiliates of CCI II Advisors. As such, there are conflicts of interest where CCI II Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for ARCP or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Advisors and these other real estate programs sponsored by Cole Capital could influence the advice to us. See “Item 1. Business — Conflicts of Interest” in this Annual Report on Form 10-K.
Subsequent Events
Certain events occurred subsequent to December 31, 2014 through the filing date of this Annual Report on Form 10-K. Refer to Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation.
Impact of Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanations. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2014 and 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have obtained variable rate debt financing to fund certain property acquisitions, and therefore we are exposed to changes in LIBOR. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk. We have not entered, and do not intend to enter into, derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of December 31, 2014, we had $395.8 million of variable rate debt and, therefore, we are exposed to interest rate changes in LIBOR. As of December 31, 2014, a change of 50 basis points in interest rates would result in a change in interest expense of $2.0 million per year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2014.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2014 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1.    The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.
2.    Financial Statement Schedules —
Schedule III - Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3.    The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b) See (a) 3 above.
(c) See (a) 2 above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2014 and the Period from February 26, 2013 (Date of Inception) to December 31, 2013	F-4
Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2014 and the Period from February 26, 2013 (Date of Inception) to December 31, 2013	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2014 and the Period from February 26, 2013 (Date of Inception) to December 31, 2013	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Office & Industrial REIT (CCIT II), Inc.
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Office & Industrial REIT (CCIT II), Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014 and for the period from February 26, 2013 (date of inception) to December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Office & Industrial REIT (CCIT II), Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and for the period from February 26, 2013 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 30, 2015

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$50,549	$—
Buildings and improvements, less accumulated depreciation of $4,574 and $0, respectively	523,705	—
Acquired intangible lease assets, less accumulated amortization of $1,726 and $0, respectively	74,272	—
Total investment in real estate assets, net	648,526	—
Cash and cash equivalents	11,141	138
Rents and tenant receivables	3,421	—
Prepaid expenses and other assets	301	—
Deferred financing costs, less accumulated amortization of $602 and $0, respectively	4,439	1
Total assets	$667,828	$139
LIABILITIES & STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$400,916	$—
Line of credit with affiliates	30,000	—
Accounts payable and accrued expenses	2,548	39
Due to affiliates	23,086	—
Acquired below market lease intangibles, less accumulated amortization of $88 and $0, respectively	8,222	—
Distributions payable	1,314	—
Deferred rental income and other liabilities	1,427	—
Total liabilities	$467,513	$39
Commitments and contingencies
Redeemable common stock	2,816	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 24,650,094 and 20,000 shares issued and outstanding	246	—
Capital in excess of par value	216,491	200
Accumulated distributions in excess of earnings	(19,238)	(100)
Total stockholders’ equity	197,499	100
Total liabilities and stockholders’ equity	$667,828	$139
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014. The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2014	Period from February 26, 2013 (Date of Inception) to December 31, 2013
Revenues:
Rental and other property income	$15,781	$—
Tenant reimbursement income	2,065	—
Total revenue	17,846	—
Expenses:
General and administrative expenses	1,325	100
Property operating expenses	2,381	—
Advisory fees and expenses	1,638	—
Acquisition related expenses	14,726	—
Depreciation	4,574	—
Amortization	1,726	—
Total operating expenses	26,370	100
Operating loss	(8,524)	(100)
Other income (expense):
Interest and other income	1	—
Interest expense	(4,193)	—
Total other expense	(4,192)	—
Net loss	$(12,716)	$(100)
Weighted average number of common shares outstanding:
Basic and diluted	10,174,511	18,576
Net loss per common share:
Basic and diluted	$(1.25)	$(5.38)
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014. The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders' Equity
	Number of Shares	Par Value
Balance, February 26, 2013 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	200
Net loss	—	—	—	(100)	(100)
Balance, December 31, 2013	20,000	—	200	(100)	100
Issuance of common stock	24,631,770	246	244,660	—	244,906
Distributions to investors	—	—	—	(6,422)	(6,422)
Commissions on stock sales and related dealer manager fees	—	—	(20,638)	—	(20,638)
Other offering costs	—	—	(4,898)	—	(4,898)
Redemptions of common stock	(1,676)	—	(17)	—	(17)
Changes in redeemable common stock	—	—	(2,816)	—	(2,816)
Net loss	—	—	—	(12,716)	(12,716)
Balance, December 31, 2014	24,650,094	$246	$216,491	$(19,238)	$197,499
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014. The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2014	For the Period February 26, 2013 (Date of Inception) to December 31, 2013
Cash flows from operating activities:
Net loss	$(12,716)	$(100)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,574	—
Amortization of intangible lease assets and below market lease intangibles, net	1,638	—
Amortization of deferred financing costs	602	—
Changes in assets and liabilities:
Rents and tenant receivables	(3,421)	—
Prepaid expenses and other assets	(251)	—
Accounts payable and accrued expenses	2,509	39
Deferred rental income and other liabilities	1,427	—
Due to affiliates	4,734	—
Net cash used in operating activities	(904)	(61)
Cash flows from investing activities:
Investment in real estate assets	(628,164)	—
Escrowed funds for acquisition of real estate investments	(60,378)	—
Release of escrowed funds for acquisition of real estate investments	60,378	—
Net cash used in investing activities	(628,164)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	242,073	200
Offering costs on issuance of common stock	(25,536)	—
Redemptions of common stock	(17)	—
Proceeds from credit facility and notes payable	462,831	—
Repayment of credit facility and notes payable	(61,915)	—
Proceeds from line of credit with affiliates	94,800	—
Repayment of line of credit with affiliates	(64,800)	—
Distributions to investors	(2,275)	—
Deferred financing costs paid	(5,040)	(1)
Payment of loan deposit	(401)	—
Refund of loan deposit	351	—
Net cash provided by financing activities	640,071	199
Net increase in cash and cash equivalents	11,003	138
Cash and cash equivalents, beginning of period	138	—
Cash and cash equivalents, end of period	$11,141	$138
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$1,314	$—
Escrow deposit due to affiliate on acquired real estate assets	$18,352	$—
Common stock issued through distribution reinvestment plan	$2,833	$—
Supplemental Cash Flow Disclosures:
Interest paid	$3,031	$—
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014. The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 26, 2013, our date of inception, that intends to elect and qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We are the sole general partner of, and own, directly or indirectly, 100% of the partnership interest in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”). We are externally managed by Cole Corporate Income Advisors II, LLC, a Delaware limited liability company (“CCI II Advisors”), which was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (“Cole”, formerly known as Cole Credit Property Trust III, Inc.) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. On February 7, 2014, American Realty Capital Properties, Inc. (“ARCP”) acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CCI II Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital®, and such entities are expected to continue to serve in their respective capacities to the Company, as discussed in Note 8 to these consolidated financial statements in this Annual Report on Form 10-K.
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
Pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (“Securities Act”) (Registration No. 333-187470) and declared effective by the SEC on September 17, 2013, we commenced our initial public offering on a “best efforts” basis of up to a maximum of 250.0 million shares of our common stock at a price of $10.00 per share, and up to 50.0 million additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (collectively, the “Offering”).
We were initially capitalized on February 26, 2013 when CREI acquired 20,000 shares of common stock for $200,000. On January 10, 2014, CREI deposited $2.5 million for the purchase of shares of common stock in the Offering into escrow. As a result, we satisfied the conditions of our escrow agreement and on January 13, 2014, we broke escrow and issued the initial 275,000 shares of common stock in the Offering, resulting in gross proceeds of approximately $2.5 million and commenced principal operations. On February 7, 2014, the ownership of the shares held by CREI was transferred to ARC Properties Operating Partnership, L.P. (“ARCP OP”). Pursuant to our charter, ARCP OP is prohibited from selling the 20,000 shares of our common stock that represents the initial investment in us for so long as Cole Capital remains our sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 20,000 shares of our common stock to other affiliates of our sponsor. As of December 31, 2014, we had issued approximately 24.6 million shares of common stock in the Offering for gross offering proceeds of $244.9 million before offering costs and selling commissions of $25.5 million.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of December 31, 2014, the Company owned 23 properties, comprising 7.2 million rentable square feet of income-producing necessity corporate office and industrial properties located in 15 states. As of December 31, 2014, the rentable space at these properties was 100% leased.
Effective as of December 12, 2014, Nicholas S. Schorsch resigned as a director, the chairman of the board of directors of the Company (the “Board”), the chief executive officer and the president of the Company. In addition, effective as of December

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

12, 2014, Mr. Schorsch resigned as the chief executive officer of CCI II Advisors, as the executive chairman of ARCP and as director of CCC. Effective December 17, 2014, Michael T. Ezzell was appointed as a director, the chief executive officer and the president of the Company by the Board. Effective September 5, 2014, Simon J. Misselbrook was appointed chief financial officer and treasurer of the Company by the Board, and effective March 25, 2015, Christine T. Brown was appointed principal accounting officer of the Company by the Board.
An affiliate of ARCP entered into a definitive agreement (the “RCAP Agreement”), dated as of September 30, 2014, with RCS Capital Corporation (“RCAP”) pursuant to which RCAP would have acquired Cole Capital. The acquisition would have included CCI II Advisors and CCC. Additionally, the parties entered into a strategic arrangement by which an indirect wholly-owned subsidiary of ARCP would have acted as sub-advisor to the non-traded REITs sponsored by Cole Capital (the “Managed Funds”), including the Company, and would have acquired property and managed real estate assets for the Managed Funds.
On November 3, 2014, RCAP publicly announced that it had notified ARCP of its purported termination of the RCAP Agreement. On November 11, 2014, ARCP filed a complaint in the Court of Chancery of the State of Delaware against RCAP alleging that RCAP’s attempt to terminate the RCAP Agreement constituted a breach of the RCAP Agreement and seeking, among other things, specific performance of the RCAP Agreement or, in the alternative, money damages. On December 4, 2014, ARCP announced that it had entered into a settlement agreement with RCAP that resolved the dispute over RCAP’s attempt to terminate the RCAP Agreement. ARCP received $60.0 million in the settlement.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate-related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the year ended December 31, 2014 or for the period from February 13, 2013 to December 31, 2013.
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
When a real estate asset is identified by the Company as being held for sale, the Company will cease depreciation and amortization of the assets related to the property, and will estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2014 or for the period from February 13, 2013 to December 31, 2013.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market leases relating to that lease would be recorded as an adjustment to rental income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements will be based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, will be reflected in the accompanying consolidated statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
Rents and Tenant Receivables
Rents and tenant receivables primarily include amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables. As of December 31, 2014 and 2013, no balances were deemed uncollectible and no allowance was recorded.
Prepaid Expenses
Prepaid expenses include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Concentration of Credit Risk
As of December 31, 2014, the Company had cash on deposit at two financial institutions, in both of which the Company had deposits in excess of federally insured levels, totaling $10.6 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of December 31, 2014, two of the Company’s tenants accounted for 18% and 13%, respectively, of the Company’s 2014 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of December 31, 2014, four of the Company’s properties were located in Ohio, one property was located in Arizona, and two properties were located in Alabama, which accounted for 21%, 18%, and 11%, respectively, of the Company’s 2014 total gross annualized rental revenues. In addition, the Company had tenants in the manufacturing, mining and natural

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

resources, logistics and government and non-profit industries, which comprised 31%, 18%, 11%, and 10%, respectively, of the Company’s 2014 gross annualized rental revenues.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing agreement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs, including any write-offs, for the year ended December 31, 2014 was $602,000 and was recorded in interest expense in the consolidated statements of operations.
Offering and Related Costs
CCI II Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of aggregate gross proceeds from the Offering. A portion of the other organization and offering expenses may be underwriting compensation. As of December 31, 2014, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the Company’s financial statements because such costs were not a liability to the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2014, or for the period from February 13, 2013 to December 31, 2013.
Due to Affiliates
Certain affiliates of CCI II Advisors received fees, reimbursements, and compensation in connection with services provided relating to the Offering and the acquisition, management, financing, and leasing of the properties of the Company. As of December 31, 2014, $23.1 million was due to CCI II Advisors and its affiliates for such services, as discussed in Note 9 to these consolidated financial statements.
Stockholder’s Equity
As of December 31, 2014, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Board may amend the charter to authorize the issuance of additional shares of capital stock without obtaining shareholder approval. The par value of investor proceeds raised from the Offering will be classified as common stock, with the remainder allocated to capital in excess of par value. As of December 31, 2014, the Company had 24.6 million shares of common stock outstanding and no shares of preferred stock outstanding.
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
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001643836 per share (which equates to approximately 6.00% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 14, 2014 and ending on March 31, 2014. In addition, the Board authorized a daily distribution, based on 365 days in the calendar year, of $0.0017260274 per share (which equates to approximately 6.30% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on April 1, 2014 and ending on June 30, 2015. As of December 31, 2014, the Company had distributions payable of $1.3 million.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
Reportable Segment
The Company’s commercial real estate investments consist primarily of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term net leases. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
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
Income Taxes
The Company intends to elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2014, as it did not commence principal operations until January 13, 2014. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted loss per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for the year ended December 31, 2014, or the period from February 26, 2013 (date of inception) to December 31, 2013.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements because the Company did not have any discontinued operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company does not believe ASU 2014-09, when effective, will have a material impact on the Company’s consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for fiscal years, and interim periods

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

within those years, beginning after December 15, 2016, with early application permitted. The Company does not believe ASU 2014-15, when effective, will have a material impact on the Company’s consolidated financial statements because the Company currently does not have any conditions that give rise to substantial doubt about its ability to continue as a going concern.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"), which eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require the Company to revise its documentation regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company does not believe ASU 2015-02, when effective, will have material impact on the Company’s financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash - The Company considers the amount of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization. These financial assets are considered Level 1.
Credit facility, notes payable and line of credit with affiliate - The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $431.3 million as of December 31, 2014, compared to the carrying value on that date of $430.9 million. The fair value of the Company’s debt is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

NOTE 4 — REAL ESTATE ACQUISITIONS
2014 Property Acquisitions
During the year ended December 31, 2014, the Company acquired 23 commercial properties for an aggregate purchase price of $646.5 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2014
Land	$50,549
Building and improvements	528,279
Acquired in-place leases	74,436
Acquired above-market leases	1,562
Acquired below-market leases	(8,310)
Total purchase price	$646,516
The Company recorded revenue for the year ended December 31, 2014 of $17.8 million and a net loss for the year ended December 31, 2014 of $12.7 million related to the 2014 Acquisitions. In addition, the Company recorded $14.7 million of acquisition related expenses for the year ended December 31, 2014.
The following table summarizes selected financial information of the Company as if the 2014 Acquisitions were completed on January 13, 2014, the date the Company commenced principal operations. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the year ended December 31, 2014 (in thousands):

Period from January 13, 2014 to December 31, 2014
Pro forma basis (unaudited):
Revenue	$53,440
Net income	$13,618
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.
NOTE 5 - INTANGIBLE LEASE ASSETS
The intangible lease assets consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2014	2013
In-place leases, net (with accumulated amortization of $1,726 and $0, respectively and a weighted average life remaining of 11.4 and 0 years, respectively)	$72,710	$—
Acquired above market lease, (with a weighted average life remaining of 12.3 and 0 years, respectively)	1,562	—
Amortization expense related to the in-place lease assets for the year ended December 31, 2014 was $1.7 million, which also represents accumulated amortization. No amortization expense was recorded related to the acquired above market lease for the year ended December 31, 2014. In addition, no amortization expense was incurred or recorded related to intangible lease assets for the period from February 13, 2013 to December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

Estimated amortization expense related to the intangible lease assets as of December 31, 2014, for each of the five succeeding fiscal years is a follows (in thousands):

	Amortization
Years Ending December 31,	In-Place Leases	Above Market Leases
2015	$6,482	$125
2016	6,482	125
2017	6,482	125
2018	6,482	125
2019	6,482	125
NOTE 6 — CREDIT FACILITIES AND NOTES PAYABLE
As of December 31, 2014, the Company had $430.9 million of debt outstanding with a weighted average interest rate of 2.74% and a weighted average remaining term of 4.4 years.
The following table summarizes the debt activity for the year ended December 31, 2014 (in thousands):

		During the Year Ended December 31, 2014
	Balance as of December 31, 2013	Debt Issuance	Repayments	Balance as of December 31, 2014
Fixed rate debt	$—	$35,100	$—	$35,100
Credit facility	—	427,731	(61,915)	365,816
Line of credit with affiliates	—	94,800	(64,800)	30,000
Total	$—	$557,631	$(126,715)	$430,916
As of December 31, 2014, the fixed rate debt had an interest rate of 4.08%, and a maturity date of November 1, 2021. The mortgage note payable is secured by the respective properties on which the debt was placed. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $56.9 million as of December 31, 2014, and the assets securing the Amended Credit Facility’s (as defined below) underlying collateral pool was $591.4 million as of December 31, 2014.
During the year ended December 31, 2014, the Company entered into a secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent. The Credit Facility allowed the Company to borrow up to $100.0 million in revolving loans (the “Revolving Loans”). In November 2014, the Company then entered into an accordion increase agreement with JPMorgan Chase, which allowed the Company to borrow up to $225.0 million in Revolving Loans.
In December 2014, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase, as administrative agent, swing line lender and letter of credit issuer, Regions Bank and U.S. Bank National Association as co-syndication agents, and other lending institutions that are or may become parties to the Amended Credit Agreement, which are not affiliated with the Company, its advisor, or their affiliates. The Amended Credit Agreement allows the Company to borrow up to $200.0 million in Revolving Loans and includes a $200.0 million term loan (the “Term Loan”), with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral, as defined in the Amended Credit Agreement (the “Amended Credit Facility”). Up to 15% of the Revolving Loans may be used for issuing letters of credit and up to 10% of the Revolving Loans, not to exceed $50.0 million, may be used for issuing short term (ten day or less) advances. Subject to meeting certain conditions described in the Amended Credit Agreement and the payment of certain fees, aggregate borrowings under the Amended Credit Facility may be increased up to a maximum of $1.25 billion. The Revolving Loans mature on December 12, 2018; however, the Borrower may elect to extend the maturity dates of such loans to December 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement. The Term Loan matures on December 12, 2019. If the Borrower does not reach $1.0 billion in total asset value prior to March 31, 2016, both the Revolving Loans and Term Loan will mature on September 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

The Revolving Loans and Term Loan will bear interest at rates depending upon the type of loan specified by the Borrower. For a eurodollar rate loan (as defined in the Amended Credit Agreement), the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Borrower, multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), plus 2.45%. For base rate committed loans (as defined in the Amended Credit Agreement), the interest rate will be a per annum amount equal to the greatest of: (i) JPMorgan Chase’s Prime Rate; (ii) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) plus 0.50%; and (iii) one-month LIBOR multiplied by the Statutory Reserve Rate plus 2.45%. The Amended Credit Agreement also includes interest rate structures should the Company convert to an unsecured revolving credit facility, or should the Company obtain an investment grade rating, subject to meeting certain conditions described in the Amended Credit Agreement. As of December 31, 2014, the Revolving Loans had $18.6 million available for borrowing and the Revolving Loans and Term Loan had a weighted average interest rate of 2.64%.
The Amended Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. In particular, the Amended Credit Agreement required the Company to maintain a minimum consolidated net worth of at least $194.9 million as of December 31, 2014, a leverage ratio less than or equal to 70.0% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Amended Credit Agreement as of December 31, 2014.
In addition, during the year ended December 31, 2014, the Company entered into a modification agreement with Series C, LLC (“Series C”), an affiliate of the Company’s advisor, in order to increase the maximum principal amount of the Company’s original subordinate revolving line of credit to $60.0 million (the “Series C Line of Credit”). The Series C Line of Credit bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on January 13, 2016. The Series C Line of Credit had an interest rate of 2.36% as of December 31, 2014. In the event the Series C Line of Credit is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Line of Credit was approved by a majority of the Board (including a majority of the independent directors) not otherwise interested in the transactions as fair, competitive and commercially reasonable and no less favorable to the Company than comparable loans between unaffiliated parties under the same circumstances. As of December 31, 2014, the Company had $30.0 million available for borrowing under the Series C Line of Credit.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt for the five years and thereafter subsequent to year ended December 31, 2014 (in thousands):

Annual Maturities	Principal Repayments
2015	$—
2016	30,000
2017	—
2018	165,816
2019	200,000
Thereafter	35,100
Total	$430,916

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

NOTE 7 - ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,	As of December 31,
	2014	2013
Acquired below market lease intangibles, less accumulated amortization of $88 and $0, respectively (with a weighted average life remaining of 12.4 and 0 years, respectively)	$8,222	$—
Amortization of the intangible lease liabilities during the year ended December 31, 2014 was $88,000 and was recorded as an addition to rental and other property income in the consolidated statements of operations.
Estimated amortization of the intangible lease liabilities as of December 31, 2014 for each of the five succeeding fiscal years is as follows (in thousands):

Year ended December 31,	Amortization of Below Market Leases
2015	$717
2016	717
2017	717
2018	717
2019	717
NOTE 8 — COMMITMENTS AND CONTINGENCIES
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
NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CCI II Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, receives a commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2.0% of gross offering proceeds from the primary portion of the Offering before reallowance to participating broker-dealers is paid and will continue to be paid to CCC as a dealer manager fee. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

All organization and offering expenses (excluding selling commissions and the dealer manager fees) are paid by CCI II Advisors or its affiliates and can be reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of December 31, 2014, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred fees and expense reimbursements as shown in the table below (in thousands) for services provided by CCI II Advisors and its affiliates related to the services described above for the periods indicated.

	2014	2013
Offering:
Selling commissions	$15,829	$—
Selling commissions reallowed by CCC	$15,829	$—
Dealer manager fees	$4,809	$—
Dealer manager fees reallowed by CCC	$2,358	$—
Other offering costs	$4,898	$—
As of December 31, 2014, all of the amounts shown above had been paid to CCI II Advisors and its affiliates. As the Company did not commence principal operations until January 13, 2014, the Company did not incur any selling commissions, dealer manager fees or expense reimbursements in connection with the offering stage of the Offering for the period from February 13, 2013 to December 31, 2013.
Acquisitions and Operations
CCI II Advisors, or its affiliates, receives acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI II Advisors or its affiliates for acquisition related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
The Company pays CCI II Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
The Company reimburses CCI II Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2.0% of average invested assets, or (2) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI II Advisors for personnel costs in connection with the services for which CCI II Advisors receives acquisition or disposition fees. The Company recorded fees and expense reimbursements as shown in the table below (in thousands) for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated:

	2014	2013
Acquisition and Operations:
Acquisition fees and expenses	$13,170	$—
Advisory fees and expenses	$1,630	$—
Operating expenses	$411	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

As of December 31, 2014, $4.7 million of the amounts shown above had been incurred, but not yet paid for services provided by CCI II Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability to the Company. As the Company did not commence principal operations until January 13, 2014, the Company did not incur any fees or expense reimbursements in connection with the acquisitions and operations stage during the year ended December 31, 2013. During the year ended December 31, 2014, CCI II Advisors permanently waived its rights to expense reimbursements totaling approximately $1.5 million, and thus the Company is not responsible for this amount.
Liquidation/Listing
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of the property, not to exceed 1.0% of the contract price of each property sold; provided, however, in no event may the disposition fee paid to CCI II Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the asset sold.
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
During each of the years ended December 31, 2014 and 2013, no commissions or fees were incurred for any such services provided by CCI II Advisors and its affiliates related to the liquidation/listing stage.
Due to Affiliates
As of December 31, 2014, $23.1 million had been incurred by CCI II Advisors or its affiliates, but had not been reimbursed by the Company, and was included in “due to affiliates” on the consolidated balance sheets. This amount primarily relates to property escrow deposits and acquisition costs due to CCI II Advisors or its affiliates for properties that the Company purchased during the year ended December 31, 2014.
Transactions
In connection with the real estate assets acquired during the year ended December 31, 2014, the Company entered into the Series C Line of Credit. Refer to Note 6 to these consolidated financial statements for the terms of the Series Line of Credit. As of December 31, 2014, the Company had $30.0 million outstanding under the Series C Line of Credit. The Company incurred $280,000 of interest expense due to an affiliate of CCI II Advisors related to the Series C Line of Credit during the twelve months ended December 31, 2014. During the year ended December 31, 2013, the Company did not enter into any loan agreements with affiliates of CCI II Advisors.
NOTE 10 — ECONOMIC DEPENDENCY
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

NOTE 11 — STOCKHOLDERS’ EQUITY
As of December 31, 2014, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 26, 2013 CREI acquired 20,000 shares of common stock, at $10.00 per share. On February 7, 2014, the ownership of such shares was transferred to ARCP OP. Pursuant to the Company’s charter, ARCP OP is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 20,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price per share under the DRIP is $9.50 per share. The Board may terminate or amend the DRIP at the Company’s discretion at any time upon ten days prior written notice to the stockholders. During the year ended December 31, 2014, approximately 298,000 shares were purchased under the DRIP for $2.8 million, which were recorded as redeemable common stock on the consolidated balance sheet, net of redemptions paid of $17,000. During the year ended December 31, 2013, no shares were purchased under the DRIP.
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
During the term of the Offering, and until such time as the board of directors determines a reasonable estimate of the value of the Company’s shares, the redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to the DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock.) Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time the Company is engaged in an offering of shares, the per share price for shares purchased under the redemption program will always be equal to or lower than the applicable per share offering price.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders. During the year ended December 31, 2014, the Company redeemed approximately 1,700 shares under the share redemption program for approximately $17,000.
NOTE 12 - INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions paid on a percentage basis for the year ended December 31, 2014.

Year Ended December 31,
Character of Distributions (unaudited):	2014
Ordinary dividends	55%
Nontaxable distributions	45%
Total	100%
As of December 31, 2014, the tax basis carrying value of the Company’s land and depreciable real estate assets was $641.9 million. During the year ended December 31, 2014, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the year ended December 31, 2014, the Company incurred state and local income and franchise taxes of $110,000, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the year ended December 31, 2014. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 13 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2014, the leases had a weighted-average remaining term of 11.2 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2014 is as follows (in thousands):

Year ending December 31,	Future Minimum Rental Income
2015	$48,986
2016	48,986
2017	48,986
2018	48,986
2019	48,986
Thereafter	304,670
Total	$549,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2014

NOTE 14 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2014 (in thousands, except per share amounts). In the opinion of management, the information for the interim period presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$—
Operating loss	$—	$—	$(18)	$(82)
Net loss	$—	$—	$(18)	$(82)
Basic and diluted net loss per common share (1)	$—	$—	$(0.99)	$(4.39)
Distributions declared per common share	$—	$—	$—	$—

	December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$458	$1,428	$5,589	$10,371
Operating loss	$(523)	$(3,927)	$(187)	$(3,887)
Net loss	$(803)	$(4,304)	$(1,305)	$(6,304)
Basic and diluted net loss per common share (1)	$(0.08)	$(0.42)	$(0.13)	$(0.62)
Distributions declared per common share	$0.15	$0.16	$0.16	$0.18

(1) Based on the weighted average number of shares outstanding as of December 31, 2013 and December 31, 2014, respectively.
NOTE 15 — SUBSEQUENT EVENTS
Status of the Offering
As of March 25, 2015, the Company had received $263.7 million in gross offering proceeds through the issuance of approximately 26.5 million shares of its common stock in the Offering.
Investment in Real Estate Assets
Subsequent to December 31, 2014, the Company did not acquire any real estate properties.
Credit Facility and Notes Payable
In connection with the Amended Credit Facility, the Company executed an interest rate swap agreement subsequent to December 31, 2014 that effectively fixed the variable interest rate of the Term Loan at 3.79% based on the applicable margin at the current leverage ratio. The Company also entered into three notes payable agreements totaling $135.4 million, including two note payables subject to swap agreements that effectively fixed the variable interest rate at 3.35% and 3.29%, respectively.
Officer Appointment
Effective March 25, 2015, Christine T. Brown was appointed principal accounting officer of the Company by the Board, replacing Simon J. Misselbrook as principal accounting officer of the Company. Mr. Misselbrook remains the chief financial officer, treasurer and principal financial officer of the Company.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	31-Dec-14	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases
3 Phoenix, Inc.:
Wake Forest, NC	(f)	$973	$8,330	$—	$9,303	$62	9/30/2014	2014
3D Systems:
Rock Hill, SC	(f)	780	8,082	—	8,862	63	9/30/2014	1992
Amazon.com, Inc.:
Petersburg, VA	(f)	3,866	48,404	—	52,270	302	10/15/2014	2012
Amcor Rigid Plastics USA, Inc.:
Franklin, IN	(f)	1,373	16,530	—	17,903	233	6/27/2014	1973
Bellevue, OH	(f)	611	9,171	—	9,782	72	9/26/2014	1998
Bellevue, OH	(f)	498	7,960	—	8,458	62	9/26/2014	1998
Avnet, Inc.:
San Antonio, TX	(f)	1,619	9,611	—	11,230	13	12/19/2014	2014
BTS Procter & Gamble Distributing:
Union, OH	(f)	3,537	68,961	—	72,498	74	12/23/2014	2014
County of Santa Clara:
San Jose, CA	14,314	4,561	17,508	—	22,069	471	1/13/2014	1997
E.I. DuPont de Nemours and Company:
Johnston, CO	(f)	1,587	33,027	—	34,614	39	12/19/2014	2014
FedEx Ground Package System, Inc.:
St. Joseph, MO	(f)	414	4,304	—	4,718	70	5/30/2014	2014
Fort Dodge, IA	(f)	123	2,414	—	2,537	34	6/2/2014	2014
Las Vegas, NV	11,541	1,838	16,439	—	18,277	248	6/5/2014	2010
Johnstown, CO	(f)	1,285	12,182	—	13,467	98	9/30/2014	2014
Freeport-McMoRan Inc.:
Phoenix, AZ	(f)	—	96,553	—	96,553	330	11/4/2014	2010
Green Mountain Coffee:
Burlington, MA	(f)	4,612	31,175	—	35,787	495	6/30/2014	2013
ODW:
Columbus, OH	(f)	3,052	22,096	—	25,148	325	6/30/2014	1992
Owens Corning:
Fuera Bush, NY	(f)	1,134	10,218	—	11,352	129	7/29/2014	1986
Protein Simple:
San Jose, CA	(f)	10,797	21,611	—	32,408	138	10/23/2014	1982
RF Micro Devices:
Greensboro, NC	9,245	865	11,155	—	12,020	156	6/12/2014	1999
State of Alabama:
Birmingham, AL	(f)	1,950	26,831	—	28,781	503	4/30/2014	2010
Subaru of America :
Lebanon, IN	(f)	3,041	27,333	—	30,374	396	6/23/2014	2014
Wyle CAS Group:
Huntsville, AL	(f)	2,033	18,384	—	20,417	261	7/9/2014	2013
TOTAL:	$35,100	$50,549	$528,279	$—	$578,828	$4,574

(a) As of December 31, 2014, we owned 22 single-tenant properties and one multi-tenant commercial property.

(b) The aggregate cost for federal income tax purposes was approximately $641.9 million.

(c) The following is a reconciliation of total real estate carrying value for the years ended December 31, 2014 and December 31, 2013:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Balance, beginning of period	$—	$—
Additions
Acquisitions	578,828	—
Improvements	—	—
Total additions	578,828	—
Deductions	—
Cost of real estate sold	—	—
Total deductions	—	—
Balance, end of period	$578,828	$—

(d) The following is a reconciliation of accumulated depreciation for the years ended December 31, 2014 and December 31, 2013:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Balance, beginning of period	$—	$—
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	4,574	—
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	—	—
Total additions	4,574	—
Deductions	—	—
Cost of real estate sold	—	—
Total deductions	—	—
Balance, end of period	$4,574	$—

(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.

(f) Part of the Amended Credit Facility’s unencumbered borrowing base. As of December 31, 2014, the Company had $365.8 million outstanding under the Amended Credit Facility.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2015.

Cole Office & Industrial REIT (CCIT II), Inc.

By:	/s/ SIMON J. MISSELBROOK
Simon J. Misselbrook
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL T. EZZELL	Chairman, Chief Executive Officer and President	March 30, 2015
Michael T. Ezzell	(Principal Executive Officer)

/s/ SIMON J. MISSELBROOK	Chief Financial Officer and	March 30, 2015
Simon J. Misselbrook	Treasurer (Principal Financial Officer)

/s/ CHRISTINE T. BROWN	Vice President of Accounting	March 30, 2015
Christine T. Brown	(Principal Accounting Officer)

/s/ P. ANTHONY NISSLEY	Director	March 30, 2015
P. Anthony Nissley

/s/ JAMES F. RISOLEO	Director	March 30, 2015
James F. Risoleo

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to Post-Effective Amendment No. 3 to the Company’s Prospectus (File No. 333-187470), filed on February 4, 2015).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to Post-Effective Amendment No. 3 to the Company’s Prospectus (File No. 333-187470), filed on February 4, 2015).
4.3
Alternative Form of Initial Subscription Agreement (Incorporated by reference to Appendix D to Post-Effective Amendment No. 3 to the Company’s Prospectus (File No. 333-187470), filed on February 4, 2015).

4.4
Alternative Form of Additional Subscription Agreement (Incorporated by reference to Appendix E to Post-Effective Amendment No. 3 to the Company’s Prospectus (File No. 333-187470), filed on February 4, 2015).

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
10.4
Amended and Restated Escrow Agreement by and among Cole Office & Industrial REIT (CCIT II), Inc., Cole Capital Corporation and UMB Bank, N.A. dated November 12, 2013 (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K (File No. 333-187470), filed on March 28, 2014).

10.5
First Amendment to the Advisory Agreement by and between Cole Office & Industrial REIT (CCIT II), Inc. and Cole Corporate Income Advisors II, LLC dated November 12, 2013 (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K (File No. 333-187470), filed on March 28, 2014).

10.6*	Loan Agreement, dated March 11, 2015, by and between ARCP OFC Phoenix (Central) AZ, LLC, as Borrower, and Barclays Bank PLC, as Lender.
10.7
Subordinate Promissory Note, dated January 13, 2014, by and between Cole Corporate Income Operating Partnership II, LP and Series C, LLC (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K (File No. 333-187470), filed on March 28, 2014).

10.8
Agreement of Sale and Purchase dated December 11, 2013, by and between Hines VAF No Cal Properties, L.P. and Series C, LLC (Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K (File No. 333-187470), filed on March 28, 2014).

10.9*
Amended and Restated Credit Agreement by and between Cole Corporate Income Operating Partnership II, LP and J.P. Morgan Securities, LLC, Regions Capital Markets and U.S. Bank National Association as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer, Regions Bank and U.S. Bank National Association as co-syndication agents, and Capital One, National Association, as documentation agent, dated December 12, 2014.

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

101.INS*	XBRL Instance Document.

Exhibit No.	Description

101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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