Form 10-Q
period 2015-03-31
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2015-05-13
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-55436

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 8, 2015, there were approximately 28.4 million shares of common stock, par value $0.01, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$50,549	$50,549
Buildings and improvements, less accumulated depreciation of $8,225 and $4,574, respectively	520,054	523,705
Acquired intangible lease assets, less accumulated amortization of $3,403 and $1,726, respectively	72,595	74,272
Total investment in real estate assets, net	643,198	648,526
Cash and cash equivalents	22,185	11,141
Restricted cash	57	—
Rents and tenant receivables	5,586	3,421
Prepaid expenses and other assets	660	301
Deferred financing costs, less accumulated amortization of $893 and $602, respectively	5,027	4,439
Total assets	$676,713	$667,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$401,874	$400,916
Line of credit with affiliate	30,000	30,000
Accounts payable and accrued expenses	2,412	2,548
Escrowed investor proceeds	4	—
Due to affiliates	1,770	23,086
Acquired below market lease intangibles, less accumulated amortization of $250 and $88, respectively	8,060	8,222
Distributions payable	1,409	1,314
Deferred rental income, derivative liabilities and other liabilities	3,242	1,427
Total liabilities	448,771	467,513
Commitments and contingencies
Redeemable common stock	4,977	2,816
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 26,640,882 and 24,650,094 shares issued and outstanding, respectively	266	246
Capital in excess of par value	232,122	216,491
Accumulated distributions in excess of earnings	(8,964)	(19,238)
Accumulated other comprehensive loss	(459)	—
Total stockholders’ equity	222,965	197,499
Total liabilities and stockholders’ equity	$676,713	$667,828
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental and other property income	$12,378	$377
Tenant reimbursement income	1,199	80
Assignment fee income	12,767	—
Total revenue	26,344	457
Expenses:
General and administrative expenses	502	155
Property operating expenses	1,599	81
Advisory fees and expenses	1,249	38
Acquisition-related expenses	39	563
Depreciation	3,651	102
Amortization	1,630	42
Total operating expenses	8,670	981
Operating income (loss)	17,674	(524)
Other income (expense):
Interest expense and other	(3,441)	(279)
Total other income (expense)	(3,441)	(279)
Net income (loss)	$14,233	$(803)
Weighted average number of common shares outstanding:
Basic and diluted	25,478,991	386,776
Net income (loss) per common share:
Basic and diluted	$0.56	$(2.08)
Distributions declared per common share	$0.16	$0.15
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$14,233	$(803)
Other comprehensive loss:
Unrealized loss on interest rate swaps	(459)	—
Total comprehensive income (loss)	$13,774	$(803)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2015	24,650,094	$246	$216,491	$(19,238)	$—	$197,499
Issuance of common stock	1,990,788	20	19,742	—	—	19,762
Distributions to investors	—	—	—	(3,959)	—	(3,959)
Commissions on stock sales and related dealer manager fees	—	—	(1,555)	—	—	(1,555)
Other offering costs	—	—	(395)	—	—	(395)
Changes in redeemable common stock	—	—	(2,161)	—	—	(2,161)
Comprehensive income (loss)	—	—	—	14,233	(459)	13,774
Balance, March 31, 2015	26,640,882	$266	$232,122	$(8,964)	$(459)	$222,965
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$14,233	$(803)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,651	102
Amortization of intangible lease assets and below market lease intangibles, net	1,515	42
Amortization of deferred financing costs	291	74
Changes in assets and liabilities:
Rents and tenant receivables	(2,165)	(41)
Prepaid expenses	(353)	—
Accounts payable and accrued expenses	(136)	196
Deferred rental income	1,300	180
Due to affiliates	(2,964)	—
Net cash provided by (used in) operating activities	15,372	(250)
Cash flows from investing activities:
Investment in real estate assets	(18,352)	(24,000)
Change in restricted cash	(57)	(287)
Net cash used in investing activities	(18,409)	(24,287)
Cash flows from financing activities:
Proceeds from issuance of common stock	17,601	8,402
Offering costs on issuance of common stock	(1,950)	(452)
Distributions to investors	(1,703)	(22)
Proceeds from credit facility and notes payable	135,423	16,800
Proceeds from line of credit with affiliate	—	5,800
Repayments of credit facility and notes payable	(134,465)	—
Repayments of line of credit with affiliate	—	(3,900)
Change in escrowed investor proceeds	4	287
Deferred financing costs paid	(879)	(752)
Payment of loan deposit	(50)	—
Refund of loan deposit	100	—
Net cash provided by financing activities	14,081	26,163
Net increase in cash and cash equivalents	11,044	1,626
Cash and cash equivalents, beginning of period	11,141	138
Cash and cash equivalents, end of period	$22,185	$1,764
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$1,409	$32
Accrued other offering costs and dealer manager fees	$—	$221
Net unrealized loss on interest rate swap	$(459)	$—
Common stock issued through distribution reinvestment plan	$2,161	$3
Supplemental cash flow disclosures:
Interest paid	$3,044	$195
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2015

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) was formed on February 26, 2013 and is a Maryland corporation that qualifies and intends to make an election to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2014. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership. The Company is externally managed by Cole Corporate Income Advisors II, LLC, a Delaware limited liability company (“CCI II Advisors”), an affiliate of its sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT that is organized as a Maryland corporation and listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CCI II Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CCI II Advisors, CCC, CREI Advisors and Cole Capital.
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
On January 13, 2014, CREInvestments, LLC (“CREI”) purchased approximately 275,000 shares of the Company’s common stock in the Offering, resulting in gross proceeds of $2.5 million. With such purchase, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering. In connection with such purchase, the Company’s board of directors granted a waiver of the share ownership limit to CREI and its successors and assigns in accordance with the provisions of the Company’s charter. Such waiver expires automatically on June 30 of the Company’s second taxable year as a REIT. On February 7, 2014, the ownership of all shares of the Company’s common stock owned by CREI was transferred to ARC Properties Operating Partnership, L.P.
As of March 31, 2015, the Company had issued approximately 26.6 million shares of its common stock in the Offering for gross offering proceeds of $264.7 million before organization and offering costs, selling commissions and dealer manager fees of $2.0 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of March 31, 2015, the Company owned 23 properties, comprising 7.2 million rentable square feet of income-producing necessity corporate office and industrial properties located in 15 states. As of March 31, 2015, the rentable space at these properties was 100% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2015 or 2014.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2015 or December 31, 2014.
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
March 31, 2015

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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

Restricted Cash
The Company had $57,000 in restricted cash as of March 31, 2015. Included in restricted cash was $53,000 held in lender cash management accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. In addition, restricted cash included $4,000 of escrowed investor proceeds for which shares of common stock had not been issued as of March 31, 2015.
Concentration of Credit Risk
As of March 31, 2015, the Company had cash on deposit, including restricted cash, at four financial institutions, in two of which the Company had deposits in excess of federally insured levels, totaling $21.7 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2015, two of the Company’s tenants accounted for 18% and 13%, respectively, of the Company’s 2015 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of March 31, 2015, four of the Company’s properties were located in Ohio, one property was located in Arizona, and two properties were located in Alabama, which accounted for 21%, 18%, and 11%, respectively, of the Company’s 2015 total gross annualized rental revenues. In addition, the Company had tenants in the manufacturing, mining and natural resources, logistics, and government and non-profit industries, which comprised 31%, 18%, 11%, and 10%, respectively, of the Company’s 2015 gross annualized rental revenues.
Offering and Related Costs
CCI II Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of March 31, 2015, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded along with selling commissions and dealer manager fees as a reduction of capital in excess of par value in the period in which they become payable.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact of the new standard, but does not believe it will have a material impact, when effective, on the Company’s condensed consolidated unaudited financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of Financial Accounting Standard 167, modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception for reporting entities with interests in legal entities that operate as registered money market funds. These changes will require re-evaluation of the consolidation conclusion for certain entities and will require the Company to revise its analysis regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  Companies may elect to apply the amendments in ASU 2015-02 using a modified retrospective approach or by applying the amendments retrospectively. The Company is currently evaluating the impact of the new standard on the Company’s condensed consolidated unaudited financial statements.
In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than presenting the deferred charge as an asset. The previous requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and effectively reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. After the update is adopted, debt disclosures would include the face amount of the debt liability and the effective interest rate. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of this new standard on the Company’s condensed consolidated unaudited financial statements.
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
March 31, 2015

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
Credit facility, notes payable and line of credit with affiliate – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2. As of March 31, 2015, the estimated fair value of the Company’s debt was $436.9 million compared to the carrying value of $431.9 million.
Derivative instruments – The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Asset:
Interest rate swap	$56	$—	$56	$—
Liabilities:
Interest rate swaps	$(515)	$—	$(515)	$—
NOTE 4 — REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the three months ended March 31, 2015, the Company did not acquire any properties.
Assignment of Purchase and Sales Agreement
During the three months ended March 31, 2015, the Company, through an assignment from affiliates of CCI II Advisors, became a party to a purchase and sale agreement (the “PSA”) with a seller to acquire the right to purchase a property. On March 31, 2015, the Company assigned its rights in the PSA to a non-affiliated third party and recognized assignment fee income of $12.8 million, net of approximately $520,000 in transaction expenses.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

2014 Property Acquisitions
During three months ended March 31, 2014, the Company acquired one commercial property for an aggregate purchase price of $24.0 million (the “2014 Acquisition”). The Company purchased the 2014 Acquisition with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

March 31, 2014
Land	$4,561
Building and improvements	17,508
Acquired in-place leases	1,931
Total purchase price	$24,000
The Company recorded revenue for the three months ended March 31, 2014 of approximately $457,000 and a net loss for the three months ended March 31, 2014 of approximately $371,000 related to the 2014 Acquisition.
The following table summarizes selected financial information of the Company as if the 2014 Acquisition was completed on January 1, 2013 for the period presented below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Pro forma basis (unaudited):
Revenue	$528	$528
Net loss	$(212)	$(348)
The pro forma information for the three months ended March 31, 2014 was adjusted to exclude $563,000 of acquisition-related costs recorded during such period related to the 2014 Acquisition. These costs were recognized in the pro forma information for the three months ended March 31, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the three months ended March 31, 2015, the Company entered into three interest rate swap agreements. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of March 31, 2015 (in thousands). The Company did not have any executed swap agreements as of March 31, 2014.

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Asset and (Liabilities)
	Balance Sheet Location	March 31, 2015	Rate (1)	Date	Date	March 31, 2015
Interest Rate Swap	Prepaid expenses and other assets	$200,000	2.37%	2/20/2015	12/12/2019	$56
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$54,070	3.29% to 3.35%	2/10/2015 to 3/19/2015	3/02/2020 to 4/01/2020	$(515)

(1) The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges are recorded in other comprehensive income (loss). Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense.
The following table summarizes the unrealized loss on the Company’s derivative instruments and hedging activities for the three months ended March 31, 2015 (in thousands). The Company did not own any derivative instruments for the three months ended March 31, 2014.

Amount of Loss Recognized as Other Comprehensive Loss
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31, 2015
Interest Rate Swaps (1)	$(459)
(1) There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three months ended March 31, 2015. No previously effective portions of the losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship were reclassified into earnings during the three months ended March 31, 2015.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $574,000, which includes accrued interest, at March 31, 2015. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2015.
NOTE 6 — CREDIT FACILITY AND NOTES PAYABLE
As of March 31, 2015, the Company had $431.9 million of debt outstanding, with weighted average years to maturity of 4.5 years and a weighted average interest rate of 3.70%. The following table summarizes the debt activity for the three months ended March 31, 2015 (in thousands):

		During the Three Months Ended March 31, 2015
	Balance as of December 31, 2014	Debt Issuance	Repayments	Balance as of March 31, 2015
Fixed rate debt	$35,100	$125,570	$—	$160,670
Variable rate debt	—	9,853	—	9,853
Credit facility	365,816	—	(134,465)	231,351
Line of credit with affiliate	30,000	—	—	30,000
Total	$430,916	$135,423	$(134,465)	$431,874
As of March 31, 2015, the fixed debt included $54.1 million of variable debt subject to interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity of the variable rate debt. The variable rate debt has interest rates of LIBOR plus 200 basis points and matures on various dates between September 2015 and October 2015. The fixed rate debt has interest rates ranging from 4.08% to 4.77% per annum and matures on various dates from March 2020 to November 2021. The mortgage notes payable are secured by the respective properties on which the debt was placed. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $265.2

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

million as of March 31, 2015, and the assets securing the Credit Facility’s (as defined below) underlying collateral pool was $371.5 million as of March 31, 2015.
As of March 31, 2015, the Company had $231.4 million of debt outstanding under its secured, revolving credit facility, as amended (the “Credit Facility”), with JPMorgan Chase, as administrative agent under the credit agreement (the “Credit Agreement”). The Credit Facility allows the Company to borrow up to $200.0 million in revolving loans (the “Revolving Loans”) and includes a $200.0 million term loan (the “Term Loan”), with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral, as defined in the Credit Agreement. Up to 15% of the Revolving Loans may be used for issuing letters of credit, and up to 10% of the Revolving Loans, not to exceed $50.0 million, may be used for issuing short term (ten day or less) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, aggregate borrowings under the Credit Facility may be increased up to a maximum of $1.25 billion. The Revolving Loans mature on December 12, 2018; however, the Company may elect to extend the maturity dates of such loans to December 12, 2019, subject to satisfying certain conditions described in the Credit Agreement. The Term Loan matures on December 12, 2019. If the Company does not reach $1.0 billion in total asset value prior to March 31, 2016, both the Revolving Loans and Term Loan will mature on September 30, 2017.
The Revolving Loans and Term Loan will bear interest at rates dependent upon the type of loan specified by the Company. For a eurodollar rate loan (as defined in the Credit Agreement), the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 2.45%. For base rate committed loans (as defined in the Credit Agreement), the interest rate will be a per annum amount equal to the greatest of: (i) JPMorgan Chase’s Prime Rate; (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; and (iii) one-month LIBOR multiplied by the Statutory Reserve Rate plus 2.45%. The Credit Agreement also includes interest rate structures, should the Company convert to an unsecured revolving credit facility or should the Company obtain an investment grade rating, subject to meeting certain conditions described in the Credit Agreement. As of March 31, 2015, the Revolving Loans had $10.1 million available for borrowing and the Revolving Loans and Term Loan had a weighted average interest rate of 3.63%. In connection with the Credit Agreement, the Company executed an interest rate swap agreement that effectively fixed the variable interest rate of the Term Loan at 3.79% based on the applicable margin at the current leverage ratio.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. In particular, the Credit Agreement required the Company to maintain a minimum consolidated net worth of at least $209.7 million as of March 31, 2015, a leverage ratio less than or equal to 70.0% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Agreement as of March 31, 2015.
As of March 31, 2015, the Company had $30.0 million of debt outstanding under its $60.0 million subordinate line of credit with Series C, LLC (“Series C”), an affiliate of the Company’s advisor (the “Series C Line of Credit”). The Series C Line of Credit bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on January 13, 2016. The Series C Line of Credit had an interest rate of 2.37% as of March 31, 2015. In the event that the Series C Line of Credit is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Line of Credit was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transactions as fair, competitive and commercially reasonable and no less favorable to the Company than comparable loans between unaffiliated parties under the same circumstances. As of March 31, 2015, the Company had $30.0 million available for borrowing under the Series C Line of Credit.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
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
March 31, 2015

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
NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
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
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid by CCI II Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of March 31, 2015, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Offering:
Selling commissions	$1,202	$387
Selling commissions reallowed by CCC	$1,202	$387
Dealer manager fees	$353	$118
Dealer manager fees reallowed by CCC	$149	$55
Other offering costs	$395	$168
As of March 31, 2015, all of the amounts shown above had been paid to CCI II Advisors and its affiliates.
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
March 31, 2015

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Acquisition and Operations:
Acquisition fees and expenses	$50	$480
Advisory fees and expenses	$1,247	$38
Operating expenses	$211	$—
As of March 31, 2015, $770,000 had been incurred, but not yet paid, for services provided by CCI II Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability to the Company. During the three months ended March 31, 2015, CCI II Advisors permanently waived its rights to expense reimbursements totaling approximately $374,000, and thus the Company is not responsible for this amount.
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
No commissions or fees were incurred for any such services provided by CCI II Advisors and its affiliates related to the liquidation/listing stage during each of the three months ended March 31, 2015 and 2014.
Due to Affiliates
As of March 31, 2015, $1.8 million had been incurred by CCI II Advisors or its affiliates, but had not yet been reimbursed by the Company, and was included in due to affiliates on the condensed consolidated unaudited balance sheets. Of this amount, $1.0 million related to a property escrow deposit due to CCI II Advisors or its affiliates, which the Company repaid subsequent to March 31, 2015. The remaining $800,000 had been incurred primarily for advisory and operating-related expenses incurred

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

by CCI II Advisors or its affiliates. As of December 31, 2014, $23.1 million had been incurred primarily for property escrow deposits and acquisition costs due to CCI II Advisors or its affiliates for properties that the Company purchased during the year ended December 31, 2014.
Transactions
The Company incurred $178,000 of interest expense due to an affiliate of CCI II Advisors related to the Series C Line of Credit during the three months ended March 31, 2015. Refer to Note 6 to these condensed consolidated unaudited financial statements for the terms of the Series C Line of Credit.
NOTE 9 — ECONOMIC DEPENDENCY
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
NOTE 10 — SUBSEQUENT EVENTS
Status of the Offering
As of May 8, 2015, the Company had received $282.1 million in gross offering proceeds through the issuance of approximately 28.4 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Redemption of Shares of Common Stock
Subsequent to March 31, 2015, the Company redeemed approximately 91,800 shares for $914,000 at an average per share price of $9.96.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. The terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT II), Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward looking statements should be read in light of the risk factors identified under the “Item 1A — Risk Factors” section in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Overview
We were formed on February 26, 2013 to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to tenants under long-term leases. We commenced our principal operations on January 13, 2014 when we satisfied the conditions of our escrow agreement and issued approximately 275,000 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI II Advisors, our advisor. We qualify and intend to make an election to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2014.
On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into a wholly-owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single-tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CCI II Advisors, the dealer manager for the Offering, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. As 100% of our rentable square feet was under lease as of March 31, 2015 with a weighted average remaining lease term of 11.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CCI II Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of March 31, 2015, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 67%.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. As we only acquired and owned one property during the three months ended March 31, 2014, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our real estate assets as of March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
Number of properties	23		1
Approximate rentable square feet	7.2	million	84,000
Percentage of rentable square feet leased	100%		100%

The following table summarizes our real estate investment activity during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Properties acquired	—	1
Approximate purchase price of acquired properties	$—	$24.0	million
Approximate rentable square feet	—	84,000
As shown in the tables above, we owned 23 properties as of March 31, 2015, compared to one property as of March 31, 2014. Accordingly, our results of operations for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, reflect significant increases in most categories.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenue. Revenue increased $25.9 million to $26.3 million for the three months ended March 31, 2015, compared to $457,000 for the three months ended March 31, 2014. The increase was primarily due to assignment fee income of $12.8 million that we received during the three months ended March 31, 2015 related to the sale of our rights in a PSA to a non-affiliated third party. In addition, rental and other property income increased $12.0 million to $12.4 million during the three months ended March 31, 2015, compared to $377,000 for the three months ended March 31, 2014, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $1.2 million and $80,000 in tenant reimbursement income during the three months ended March 31, 2015 and 2014, respectively. These increases were due to owning 23 income producing properties for the entire three months ended March 31, 2015 compared to acquiring and subsequently owning one property during the three months ended March 31, 2014.
General and administrative expenses. General and administrative expenses increased $347,000 to $502,000 for the three months ended March 31, 2015, compared to $155,000 for the three months ended March 31, 2014. The increase was primarily due to incurring operating expenses reimbursable to CCI II Advisors, combined with incurring unused fees on the Credit Facility, organization costs and state income and franchise taxes. The primary general and administrative expense items are operating expense reimbursements to our advisors, escrow and trustee fees, fees for unused amounts on the Credit Facility and accounting fees.
Property operating expenses. Property operating expenses increased $1.5 million to $1.6 million for the three months ended March 31, 2015, compared to $81,000 for the three months ended March 31, 2014. The increase was primarily due to owning 23 properties for the entire three months ended March 31, 2015 compared to acquiring and subsequently owning one property during the three months ended March 31, 2014. The primary property operating expenses are repair and maintenance expenses, property taxes, and property-related insurance.
Advisory fees and expenses. Pursuant to the advisory agreement with CCI II Advisors, we are required to pay to CCI II Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets, as our average invested assets are less than $2.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI II Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased to $1.2 million for the three months ended March 31, 2015, compared to $38,000 for the three months ended March 31, 2014.
Acquisition-related expenses. Acquisition-related expenses decreased $524,000 to $39,000 for the three months ended March 31, 2015, compared to $563,000 for the three months ended March 31, 2014. The decrease related to our having no acquisitions during the three months ended March 31, 2015 compared to one acquisition for $24.0 million during the three months ended March 31, 2014.
Depreciation and amortization expense. Depreciation and amortization expenses increased $5.1 million to $5.3 million for the three months ended March 31, 2015, compared to $144,000 for the three months ended March 31, 2014. The increase was primarily the result of incurring depreciation and amortization expense for 23 owned properties during the entire three months ended March 31, 2015, compared to incurring depreciation and amortization expense for only one property during the three months ended March 31, 2014.
Interest expense and other. Interest expense and other increased $3.2 million to $3.4 million for the three months ended March 31, 2015, compared to $279,000 for the three months ended March 31, 2014. The increase was primarily due to an increase in the average amount of debt outstanding to $431.4 million during the three months ended March 31, 2015 from $9.4 million during the three months ended March 31, 2014. In addition, interest expense and other includes amortization of deferred financing costs and other loan related expenses.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0017260274 per share (which equates to approximately 6.3% on an annualized basis, calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on June 30, 2015. As of March 31, 2015, the Company had distributions payable of $1.4 million.
During the three months ended March 31, 2015 and 2014, we paid distributions of $3.9 million and $25,000, respectively, including $2.2 million and $3,000, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2015 was $15.4 million and net cash used in operating activities for the three months ended March 31, 2014 was $250,000 and reflected a reduction for real estate acquisition-related expenses incurred of $39,000 and $563,000, respectively. The distributions paid during the three months ended March 31, 2015 were funded by net cash provided by operating activities of $3.9 million, or 100%. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2014 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities. The distributions paid during the three months ended March 31, 2014 were funded by proceeds from the Offering of $25,000, or 100%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the three months ended March 31, 2015, no shares were redeemed. As of March 31, 2015, the Company had received valid redemption requests for 91,800 shares, which were redeemed in full subsequent to March 31, 2015 for $914,000 at an average price of $9.96 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition-related costs, operating expenses, distributions and principal and interest on any current and future indebtedness and to satisfy redemption requests. Generally, cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations of our current and future investments. The sources of our operating cash flows will primarily be driven by the rental income received from current and future leased properties. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2015, we had raised $264.7 million of gross proceeds from the Offering before offering costs and selling commissions of $2.0 million. As of March 31, 2015, we had cash of $22.2 million and available borrowings of $40.1 million.
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

We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of our advisor in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI II Advisors or its affiliates and can be reimbursed by us up to 2.0% of aggregate gross offering proceeds. As of March 31, 2015, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these excess costs may become payable to CCI II Advisors.
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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Credit Facility or the Series C Line of Credit and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of March 31, 2015, we had $431.9 million of debt outstanding with a weighted average interest rate of 3.70%. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2015 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More then 5 Yrs
Principal payments - fixed rate debt	$160,670	$—	$—	$21,670	$139,000
Interest payments - fixed rate debt	35,787	6,716	13,402	13,354	2,315
Principal payments - variable rate debt(2)	9,853	9,853	—	—	—
Interest payments - variable rate debt	101	101	—	—	—
Principal payments - Series C Line of Credit	30,000	30,000	—	—	—
Interest payments - Series C Line Credit(3)	559	559	—	—	—
Principal payments - Credit Facility	231,351	—	—	231,351	—
Interest payments - Credit Facility(4)	3,064	828	1,655	581	—
Total	$471,385	$48,057	$15,057	$266,956	$141,315

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the variable rate debt are based on the weighted average interest rate in effect as of March 31, 2015 of 2.18%.

(3)	Payment obligations under the Series C Line of Credit are based on the interest rate in effect as of March 31, 2015 of 2.37%.

(4)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.79% as of March 31, 2015, which is the fixed rate under the swap agreement. Payment obligations for the Revolving Loans outstanding were based on the interest rate in effect of 2.64% as of March 31, 2015.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Under our charter, we are required to limit our borrowings to 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines, unless borrowings in excess of such limit are approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our initial capital raising stage. As of March 31, 2015, our ratio of debt to total gross real estate assets exceeds the 60% limitation, which was approved by our independent directors. The independent directors believed such borrowing levels were justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we will be in the offering stage, more equity could be raised in the future to reduce the debt levels. As of March 31, 2015, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 67%.
Cash Flow Analysis
Operating Activities. During the three months ended March 31, 2015, net cash provided by operating activities increased by $15.6 million to $15.4 million, compared to $250,000 used in operating activities for the three months ended March 31, 2014. The change was primarily due to an increase in net income of $15.0 million and an increase in depreciation and amortization of $5.2 million, offset by a decrease in due to affiliates of $3.0 million and a decrease in working capital accounts of $1.7 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $5.9 million to $18.4 million for the three months ended March 31, 2015, compared to net cash used in investing activities of $24.3 million for the three months ended March 31, 2014. The change was primarily due to a decrease in investment in real estate assets of $5.6 million. No properties were acquired during the three months ended March 31, 2014; however, an escrow deposit due to affiliates of our advisor of $18.4 million was repaid during the three months ended March 31, 2014.
Financing Activities. Net cash provided by financing activities decreased $12.1 million to $14.1 million for the three months ended March 31, 2015, compared to $26.2 million for the three months ended March 31, 2014. The change was primarily due to a decrease in net borrowing of $17.7 million and an increase in distributions to investors of $1.7 million, offset by an increase in proceeds from the issuance of common stock, net of offering costs, of $7.7 million.
Election as a REIT
We believe we qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2014. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets;

•	Derivative Instruments and Hedging Activities;

•	Revenue Recognition; and

•	Income Taxes.
Except as set forth below, a complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2014, and our critical accounting policies have not changed during the three months ended March 31, 2015. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2014 and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, advisory fees, sales commissions, dealer manager fees and reimbursement of certain operating costs. See Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to March 31, 2015 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. We are currently evaluating the impact to our financial statements of accounting pronouncements issued, but not yet applied by us.
Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of March 31, 2015, we had variable rate debt of $71.2 million. A 50 basis point increase or decrease in interest rates on our Revolving Loans, Series C Line of Credit or other variable rate debt would increase or decrease our interest expense by $356,000 per annum.
As of March 31, 2015, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate net fair value of $(459,000). The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2015, an increase of 50 basis points in interest rates would result in a derivative asset of $5.3 million, representing a $5.7 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in an increase of $5.8 million to the fair value of the net derivative liability.

Item 4.	Controls and Procedures
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
During the three months ended March 31, 2015 and 2014, we paid distributions of $3.9 million and $25,000, respectively, including $2.2 million and $3,000, respectively, through the issuance of shares pursuant to the DRIP. Our net income (loss) was approximately $14.2 million and $(803,000), respectively, as of March 31, 2015 and 2014.
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
Net cash provided by (used in) operating activities for the three months ended March 31, 2015 and 2014 was approximately $15.4 million and $(250,000), respectively, and reflected a reduction for real estate acquisition-related expenses incurred of approximately $39,000 and $563,000, respectively, in accordance with GAAP. The distributions paid during the three months ended March 31, 2015 were funded by net cash provided by operating activities of $3.9 million, or 100%. We treat our real estate acquisition-related expenses as funded by proceeds from our Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2014 includes the amount by which real estate acquisition-related expenses have reduced net cash flows used in operating activities. The distributions paid during the three months ended March 31, 2014 were funded by proceeds from the Offering of $25,000, or 100%.
Net cash used in operating activities for the year ended December 31, 2014 was approximately $904,000 and reflected a reduction for real estate acquisition-related expenses incurred of approximately $14.7 million, in accordance with GAAP. We treat our real estate acquisition-related expenses as funded by proceeds from our Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2014 includes the amount by which real estate acquisition-related expenses have reduced net cash flows used in operating activities. As such, all of our 2014 distributions were funded by proceeds from our Offering.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2015, we had issued approximately 26.6 million shares of our common stock in the Offering for gross offering proceeds of $264.7 million, out of which we paid $22.2 million in selling commissions and dealer manager fees and $5.3 million in organization and offering costs to CCI II Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $646.5 million in real estate assets and incurred acquisition costs of $14.8 million, including costs of $13.2 million in acquisition fees and expense reimbursements to CCI II Advisors. As of May 8, 2015, we have sold approximately 28.4 million shares in the Offering for gross offering proceeds of $282.1 million. The Company did not make any sales of unregistered securities during the three months ended March 31, 2015.
Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, under our share redemption program, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the quarter ended March 31, 2015, no redemption requests were received and no shares were redeemed.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2015 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2015 that would require a response to this item.

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
Date: May 13, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on April 30, 2015).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on April 30, 2015).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Appendix D to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on April 30, 2015).
4.4	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Appendix E to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on April 30, 2015).
10.1
Loan Agreement, dated March 11, 2015, by and between ARCP OFC Phoenix (Central) AZ, LLC, as Borrower, and Barclays Bank PLC, as Lender (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (File No. 333-187470), filed on March 30, 2015).

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