Form 10-Q
period 2015-06-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2015-08-14
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 10, 2015, there were approximately 32.5 million shares of common stock, par value $0.01, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$50,549	$50,549
Buildings and improvements, less accumulated depreciation of $11,885 and $4,574, respectively	516,603	523,705
Acquired intangible lease assets, less accumulated amortization of $5,080 and $1,726, respectively	71,209	74,272
Total investment in real estate assets, net	638,361	648,526
Cash and cash equivalents	21,598	11,141
Restricted cash	1,897	—
Rents and tenant receivables	7,053	3,421
Prepaid expenses, derivative assets and other assets	1,844	301
Deferred financing costs, less accumulated amortization of $1,219 and $602, respectively	4,723	4,439
Total assets	$675,476	$667,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$370,523	$400,916
Line of credit with affiliate	30,000	30,000
Accounts payable and accrued expenses	2,228	2,548
Escrowed investor proceeds	59	—
Due to affiliates	500	23,086
Acquired below market lease intangibles, less accumulated amortization of $417 and $88, respectively	7,893	8,222
Distributions payable	1,556	1,314
Deferred rental income, derivative liability and other liabilities	2,657	1,427
Total liabilities	415,416	467,513
Commitments and contingencies
Redeemable common stock	6,499	2,816
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 30,620,279 and 24,650,094 shares issued and outstanding, respectively	306	246
Capital in excess of par value	265,987	216,491
Accumulated distributions in excess of earnings	(14,276)	(19,238)
Accumulated other comprehensive income	1,544	—
Total stockholders’ equity	253,561	197,499
Total liabilities and stockholders’ equity	$675,476	$667,828
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental and other property income	$12,555	$1,256	$24,933	$1,634
Tenant reimbursement income	615	172	1,814	252
Assignment fee income	—	—	12,767	—
Total revenue	13,170	1,428	39,514	1,886
Expenses:
General and administrative expenses	1,069	237	1,571	392
Property operating expenses	1,174	214	2,773	295
Advisory fees and expenses	1,395	128	2,644	167
Acquisition-related expenses	606	4,167	645	4,730
Depreciation	3,660	460	7,311	562
Amortization	1,646	149	3,276	191
Total operating expenses	9,550	5,355	18,220	6,337
Operating income (loss)	3,620	(3,927)	21,294	(4,451)
Interest expense	(4,434)	(377)	(7,875)	(656)
Net (loss) income	$(814)	$(4,304)	$13,419	$(5,107)
Weighted average number of common shares outstanding:
Basic and diluted	28,617,793	3,746,241	27,057,062	2,075,789
Net (loss) income per common share:
Basic and diluted	$(0.03)	$(1.15)	$0.50	$(2.46)
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(814)	$(4,304)	$13,419	$(5,107)
Other comprehensive loss:
Unrealized gain on interest rate swaps	2,003	—	1,544	—
Total comprehensive income (loss)	$1,189	$(4,304)	$14,963	$(5,107)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2015	24,650,094	$246	$216,491	$(19,238)	$—	$197,499
Issuance of common stock	6,062,010	61	60,162	—	—	60,223
Distributions to investors	—	—	—	(8,457)	—	(8,457)
Commissions on stock sales and related dealer manager fees	—	—	(4,865)	—	—	(4,865)
Other offering costs	—	—	(1,204)	—	—	(1,204)
Redemptions of common stock	(91,825)	(1)	(914)	—	—	(915)
Changes in redeemable common stock	—	—	(3,683)	—	—	(3,683)
Comprehensive income	—	—	—	13,419	1,544	14,963
Balance, June 30, 2015	30,620,279	$306	$265,987	$(14,276)	$1,544	$253,561
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$13,419	$(5,107)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,311	562
Amortization of intangible lease assets and below market lease intangibles, net	3,025	191
Amortization of deferred financing costs	617	170
Changes in assets and liabilities:
Rents and tenant receivables	(3,632)	(650)
Prepaid expenses	10	(29)
Accounts payable and accrued expenses	(457)	680
Deferred rental income	1,171	767
Due to affiliates	(4,234)	195
Net cash provided by (used in) operating activities	17,230	(3,221)
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(18,725)	(211,434)
Change in restricted cash	(1,897)	(308)
Net cash used in investing activities	(20,622)	(211,742)
Cash flows from financing activities:
Proceeds from issuance of common stock	55,626	76,858
Offering costs on issuance of common stock	(6,069)	(7,997)
Redemptions of common stock	(915)	—
Distributions to investors	(3,618)	(165)
Proceeds from credit facility and notes payable	135,423	126,525
Proceeds from line of credit with affiliate	—	64,800
Repayments of credit facility and notes payable	(165,816)	(26,525)
Repayments of line of credit with affiliate	—	(9,800)
Change in escrowed investor proceeds	59	308
Deferred financing costs paid	(891)	(781)
Payment of loan deposit	(50)	—
Refund of loan deposit	100	—
Net cash provided by financing activities	13,849	223,223
Net increase in cash and cash equivalents	10,457	8,260
Cash and cash equivalents, beginning of period	11,141	138
Cash and cash equivalents, end of period	$21,598	$8,398
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$1,556	$320
Escrow deposits due to affiliate on acquired real estate assets	$—	$4,258
Accrued capital expenditures	$127	$—
Accrued financing costs	$10	$—
Net unrealized gain on interest rate swap	$1,544	$—
Common stock issued through distribution reinvestment plan	$4,597	$165
Supplemental cash flow disclosures:
Interest paid	$6,926	$376
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2015

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) was formed on February 26, 2013 and is a Maryland corporation that believes it currently qualifies and intends to make an election to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2014. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership. The Company is externally managed by Cole Corporate Income Advisors II, LLC, a Delaware limited liability company (“CCI II Advisors”), an affiliate of its sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (formerly known as American Realty Capital Properties, Inc.) (“VEREIT”), a self-managed publicly traded REIT that is organized as a Maryland corporation and listed on the New York Stock Exchange (NYSE: VER). On February 7, 2014, VEREIT acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CCI II Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of VEREIT’s acquisition of Cole, VEREIT indirectly owns and/or controls CCI II Advisors, CCC, CREI Advisors and Cole Capital.
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
On January 13, 2014, CREInvestments, LLC (“CREI”) purchased approximately 275,000 shares of the Company’s common stock in the Offering, resulting in gross proceeds of $2.5 million. With such purchase, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering. In connection with such purchase, the Company’s board of directors granted a waiver of the share ownership limit to CREI and its successors and assigns in accordance with the provisions of the Company’s charter. Such waiver expired automatically on June 30, 2015, the Company’s second taxable year as a REIT. On February 7, 2014, the ownership of all shares of the Company’s common stock owned by CREI was transferred to VEREIT Operating Partnership, L.P. (formerly known as ARC Properties Operating Partnership, L.P.), the operating partnership of VEREIT.
Effective as of June 10, 2015, Michael T. Ezzell resigned as a director, the chairman of the Board of Directors of the Company (the “Board”), the chief executive officer and the president of the Company. In addition, effective as of June 10, 2015, Mr. Ezzell resigned as the chief executive officer and president of CCI II Advisors and as president and treasurer of CCC. Mr. Ezzell’s resignation was not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. Effective as of June 10, 2015, Glenn J. Rufrano was appointed as the chief executive officer, the president and a director of the Company by the Board. Also effective as of June 10, 2015, Mr. Rufrano was appointed as chief executive officer and president of CCI II Advisors. Furthermore, effective as of June 10, 2015, the Board appointed James F. Risoleo, one of the Company’s independent directors, to serve as the non-executive chairman of the Board.
As of June 30, 2015, the Company had issued approximately 30.7 million shares of its common stock in the Offering for gross offering proceeds of $305.1 million before organization and offering costs, selling commissions and dealer manager fees of $31.6 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of June 30, 2015, the Company owned 23 properties, comprising 7.2 million rentable square feet of income-producing necessity corporate office and industrial properties located in 15 states. As of June 30, 2015, the rentable space at these properties was 100% leased.
Subsequent to June 30, 2015, the Board approved the extension of the Offering until September 17, 2016, unless the Board terminates the Offering at an earlier date or all shares being offered have been sold, in which case the Offering will be terminated. Notwithstanding the one-year extension of the Offering to September 17, 2016, the Board will continue to evaluate

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2015

the timing for the close of the Offering, and currently expects the Offering to close in late 2015 or early 2016. Additional information regarding the extension of the Offering is included in Note 10.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2015 or 2014.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2015 or December 31, 2014.
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
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below market leases, any bargain renewal periods. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market leases relating to that lease would be recorded as an adjustment to rental income.
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
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements will be based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value subsequent to acquisition will be

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could materially impact the Company’s results of operations.
Restricted Cash
The Company had $1.9 million in restricted cash as of June 30, 2015. Included in restricted cash was $1.8 million held by lenders in lockbox accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. In addition, restricted cash included $59,000 of escrowed investor proceeds for which shares of common stock had not been issued as of June 30, 2015.
Concentration of Credit Risk
As of June 30, 2015, the Company had cash on deposit, including restricted cash, at four financial institutions, in each of which the Company had deposits in excess of federally insured levels, totaling $22.4 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2015, two of the Company’s tenants accounted for 18% and 13%, respectively, of the Company’s 2015 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of June 30, 2015, four of the Company’s properties were located in Ohio, one property was located in Arizona, and two properties were located in Alabama, which accounted for 21%, 18%, and 11%, respectively, of the Company’s 2015 gross annualized rental revenues. In addition, the Company had tenants in the manufacturing, mining and natural resources, logistics, and government and non-profit industries, which comprised 31%, 18%, 11%, and 10%, respectively, of the Company’s 2015 gross annualized rental revenues.
Offering and Related Costs
CCI II Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of June 30, 2015, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded along with selling commissions and dealer manager fees as a reduction of capital in excess of par value in the period in which they become payable.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of any derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to the issuances pursuant to the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its condensed consolidated unaudited balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of any existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive income (loss). As of June 30, 2015 and December 31, 2014, the Company did not have an allowance for uncollectible accounts.
Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for fiscal years beginning after December 15, 2017 and interim periods within those years; however, early adoption is permitted as of the original effective date, which was for annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The Company is currently evaluating the impact of the new standard, but does not believe it will have a material impact, when effective, on the Company’s condensed consolidated unaudited financial statements.
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
June 30, 2015

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility, notes payable and line of credit with affiliate – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2 inputs. As of June 30, 2015, the estimated fair value of the Company’s debt was $401.7 million compared to the carrying value of $400.5 million.
Derivative instruments – The Company’s derivative instruments comprise interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Other financial instruments – The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization and based on their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2015 (in thousands). The Company had no financial assets or liabilities that were required to be measured at fair value on a recurring basis as of December 31, 2014.

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$1,603	$—	$1,603	$—
Financial liability:
Interest rate swap	$(59)	$—	$(59)	$—
NOTE 4 — REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the six months ended June 30, 2015, the Company did not acquire any properties.
Assignment of Purchase and Sales Agreement
During the six months ended June 30, 2015, the Company, through an assignment from affiliates of CCI II Advisors, became a party to a purchase and sale agreement (the “PSA”) with a seller to acquire the right to purchase a property. On March 31, 2015, the Company assigned its rights in the PSA to a non-affiliated third party and recognized assignment fee income of $12.8 million, net of approximately $520,000 in transaction expenses.
Additional Consideration
During the six months ended June 30, 2015, the Company paid additional consideration related to a property that was purchased during the year ended December 31, 2014. The additional consideration of approximately $491,000 is included within acquisition-related expenses in the accompanying condensed consolidated unaudited statements of operations.
2014 Property Acquisitions
During the six months ended June 30, 2014, the Company acquired ten commercial properties for an aggregate purchase price of $215.7 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation (in thousands):

2014 Acquisitions
Land	$21,829
Building and improvements	175,785
Acquired in-place leases	18,078
Total purchase price	$215,692
The Company recorded revenue for the three and six months ended June 30, 2014 of $1.4 million and $1.9 million, respectively, and a net loss for the three and six months ended June 30, 2014 of $4.3 million and $5.1 million, respectively, related to the 2014 Acquisitions. In addition, the Company recorded $4.2 million and $4.7 million of acquisition-related expenses for the three and six months ended June 30, 2014, respectively.
The following table summarizes selected financial information of the Company as if the 2014 Acquisitions were completed on January 13, 2014, the date the Company commenced principal operations, for both periods presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended June 30, 2014, and for the period from January 13, 2014 to June 30, 2014 (in thousands):

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

	Three Months Ended June 30, 2014	Period from January 13, 2014 to June 30, 2014
Pro forma basis:
Revenue	$4,248	$7,842
Net income (loss)	$667	$(3,389)
The pro forma information for the three months ended June 30, 2014 was adjusted to exclude $4.2 million of acquisition-related expenses recorded during such periods related to the 2014 Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the period from January 13, 2014 to June 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2015, the Company entered into three interest rate swap agreements. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of June 30, 2015 (in thousands). The Company did not have any executed swap agreements as of June 30, 2014.

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Assets and (Liability)
	Balance Sheet Location	June 30, 2015	Rate (1)	Date	Date	June 30, 2015
Interest Rate Swaps	Prepaid expenses, derivative assets and other assets	$232,400	3.29% and 3.78%	2/20/2015 to 3/19/2015	12/12/2019 to 4/1/2020	$1,603
Interest Rate Swap	Deferred rental income, derivative liability and other liabilities	$21,670	3.35%	2/10/2015	3/2/2020	$(59)

(1) The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2015.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss). Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense.
The following table summarizes the unrealized gain on the Company’s derivative instruments and hedging activities for the three and six months ended June 30, 2015 (in thousands). The Company did not own any derivative instruments for the three and six months ended June 30, 2014.

	Amount of Gain Recognized as Other Comprehensive Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Interest Rate Swaps (1)	$2,003	$1,544

(1) There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the six months ended June 30, 2015. No previously effective portions of the losses that were recorded in accumulated

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

other comprehensive income during the term of the hedging relationships were reclassified into earnings during the six months ended June 30, 2015.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been owed amounts under the agreements at their aggregate termination value, inclusive of interest payments, of $1.4 million at June 30, 2015. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2015.
NOTE 6 — CREDIT FACILITY AND NOTES PAYABLE
As of June 30, 2015, the Company had $400.5 million of debt outstanding, with weighted average years to maturity of 4.3 years and a weighted average interest rate of 3.78%. The following table summarizes the debt activity for the six months ended June 30, 2015 (in thousands):

		During the Six Months Ended June 30, 2015
	Balance as of December 31, 2014	Debt Issuance	Repayments	Balance as of June 30, 2015
Fixed rate debt	$35,100	$125,570	$—	$160,670
Variable rate debt	—	9,853	—	9,853
Credit facility	365,816	—	(165,816)	200,000
Line of credit with affiliate	30,000	—	—	30,000
Total	$430,916	$135,423	$(165,816)	$400,523
As of June 30, 2015, the fixed debt included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity of the variable rate debt. The fixed rate debt has interest rates ranging from 3.29% to 4.77% per annum and matures on various dates from March 2020 to November 2021. The mortgage notes payable are secured by the respective properties on which the debt was placed. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $265.2 million as of June 30, 2015, and the assets securing the Credit Facility’s (as defined below) underlying collateral pool was $371.5 million as of June 30, 2015. The variable rate debt has interest rates of the London Interbank Offered Rate (“LIBOR”) plus 200 basis points and matures on various dates between March 2016 and April 2016. As of June 30, 2015, the variable rate debt outstanding of $9.9 million had a weighted average interest rate of 2.18%.
As of June 30, 2015, the Company had $200.0 million of debt outstanding under its secured, revolving credit facility, as amended (the “Credit Facility”), with JPMorgan Chase, as administrative agent under the credit agreement (the “Credit Agreement”). The Credit Facility allows the Company to borrow up to $200.0 million in revolving loans (the “Revolving Loans”) in addition to a $200.0 million term loan (the “Term Loan”), with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), which, beginning on June 30, 2015, is calculated as 62.5% of the aggregate value allocated to each qualified property comprising eligible collateral (“Qualified Properties”) during the period from June 30, 2015 through December 30, 2015, and 60.0% of the Qualified Properties during the period from December 31, 2015 through December 12, 2018, as defined in the Credit Agreement. The Company did not have any debt outstanding on the Revolving Loans as of June 30, 2015. Up to 15% of the Revolving Loans may be used for issuing letters of credit, and up to 10% of the Revolving Loans, not to exceed $50.0 million, may be used for issuing short term (ten day or less) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, aggregate borrowings under the Credit Facility may be increased up to a maximum of $1.25 billion. The Revolving Loans mature on December 12, 2018; however, the Company may elect to extend the maturity dates of such loans to December 12, 2019, subject to satisfying certain conditions described in the Credit Agreement. The Term Loan matures on December 12, 2019. If the Company does not reach $1.0 billion in total asset value prior to March 31, 2016, both the Revolving Loans and Term Loan will mature on September 30, 2017.
The Revolving Loans and Term Loan will bear interest at rates dependent upon the type of loan specified by the Company. For a eurodollar rate loan (as defined in the Credit Agreement), the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the Statutory Reserve Rate

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

(as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the Company’s overall leverage ratio, generally defined in the Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total asset value of the Company (as defined in the Credit Agreement) (the “Leverage Ratio”), and ranges from 1.60% at a Leverage Ratio of 40% or less to 2.45% at a Leverage Ratio greater than 60%. For base rate committed loans (as defined in the Credit Agreement), the interest rate will be a per annum amount equal to the greatest of: (i) JPMorgan Chase’s Prime Rate; (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; and (iii) one-month LIBOR multiplied by the Statutory Reserve Rate plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.60% at a Leverage Ratio of 40% or less to 1.45% at a Leverage Ratio greater than 60%. The Credit Agreement also includes interest rate structures, should the Company convert to an unsecured revolving credit facility or should the Company obtain an investment grade rating, subject to meeting certain conditions described in the Credit Agreement. As of June 30, 2015, the Revolving Loans had $32.2 million available for borrowing and the Revolving Loans and Term Loan had a weighted average interest rate of 3.78%. In connection with the Credit Agreement, the Company executed an interest rate swap agreement that effectively fixed the variable interest rate of the Term Loan at 3.78% based on the applicable margin at the current leverage ratio.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) approximately $194.0 million plus (ii) 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio less than or equal to 62.5% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Agreement as of June 30, 2015.
As of June 30, 2015, the Company had $30.0 million of debt outstanding under its $60.0 million subordinate line of credit with Series C, LLC (“Series C”), an affiliate of the Company’s advisor (the “Series C Line of Credit”). The Series C Line of Credit bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on January 13, 2016. The Series C Line of Credit had an interest rate of 2.38% as of June 30, 2015. In the event that the Series C Line of Credit is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Line of Credit was approved by a majority of the Board (including a majority of the independent directors) not otherwise interested in the transactions as fair, competitive and commercially reasonable and no less favorable to the Company than comparable loans between unaffiliated parties under the same circumstances. As of June 30, 2015, the Company had $30.0 million available for borrowing under the Series C Line of Credit.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes are reasonably likely to have a material effect on its results of operations, financial condition or liquidity.
NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CCI II Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CCI II Advisors, receives, and will continue to receive, a commission of up to 7.0% of gross offering proceeds from the primary portion of the Offering before reallowance of commissions earned by participating broker-dealers. CCC intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2.0% of gross offering proceeds from the primary portion of the

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

Offering before reallowance to participating broker-dealers is paid, and will continue to be paid, to CCC as a dealer manager fee. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid by CCI II Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of June 30, 2015, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Offering:
Selling commissions	$2,550	$4,579	$3,752	$4,966
Selling commissions reallowed by CCC	$2,550	$4,579	$3,752	$4,966
Dealer manager fees	$760	$1,373	$1,113	$1,491
Dealer manager fees reallowed by CCC	$337	$668	$486	$723
Other offering costs	$809	$1,372	$1,204	$1,540
As of June 30, 2015, all of the amounts shown above had been paid to CCI II Advisors and its affiliates.
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
The Company reimburses CCI II Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CCI II Advisors for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2.0% of average invested assets, or (2) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI II Advisors for personnel costs in connection with the services for which CCI II Advisors receives acquisition or disposition fees.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Acquisition and Operations:
Acquisition fees and expenses	$106	$3,897	156	$4,377
Advisory fees and expenses	$1,394	$129	2,641	$167
Operating expenses	$412	$43	623	$43
Of the amounts shown above, as of June 30, 2015 $440,000 had been incurred, but not yet paid, for services provided by CCI II Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability to the Company. During the six months ended June 30, 2015, CCI II Advisors permanently waived its right to expense reimbursements totaling approximately $297,000, and thus the Company is not responsible for this amount.
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
No commissions or fees were incurred for any such services provided by CCI II Advisors and its affiliates related to the liquidation/listing stage during each of the six months ended June 30, 2015 and 2014.
Due to Affiliates
As of June 30, 2015, $500,000 had been incurred by CCI II Advisors or its affiliates, but had not yet been reimbursed by the Company, and was included in due to affiliates on the condensed consolidated unaudited balance sheets. The amounts had been incurred primarily for operating-related expenses incurred by CCI II Advisors or its affiliates. As of December 31, 2014, $23.1 million had been incurred, but not yet reimbursed, primarily for property escrow deposits and acquisition costs due to CCI II Advisors or its affiliates for properties that the Company purchased during the year ended December 31, 2014.
Transactions
The Company incurred $358,000 of interest expense related to an affiliate of CCI II Advisors related to the Series C Line of Credit during the six months ended June 30, 2015, of which $60,000 had been incurred, but not yet paid, and was included in due to affiliates on the condensed consolidated unaudited balance sheets as of June 30, 2015. Refer to Note 6 to these condensed consolidated unaudited financial statements for the terms of the Series C Line of Credit.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

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
NOTE 10 — SUBSEQUENT EVENTS
Status of the Offering
As of August 10, 2015, the Company had received $324.2 million in gross offering proceeds through the issuance of approximately 32.6 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Redemption of Shares of Common Stock
Subsequent to June 30, 2015, the Company redeemed approximately 22,500 shares for $218,000 at an average per share price of $9.71.
Investment in Real Estate Assets
Subsequent to June 30, 2015 through August 10, 2015, the Company acquired one commercial property for an aggregate purchase price of $13.7 million. Acquisition-related expenses totaling approximately $295,000 were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to this property and therefore cannot provide the disclosures included in Note 4 to these consolidated unaudited financial statements.
Extension of the Offering
The Company previously disclosed that the Offering would close on September 17, 2015. Subsequent to June 30, 2015, the Board approved the extension of the Offering until September 17, 2016, unless the Board terminates the Offering at an earlier date or all shares being offered have been sold, in which case the Offering will be terminated. If all of the shares we are offering have not been sold by September 17, 2016, the Board may further extend the Offering as permitted under applicable law. Notwithstanding the one-year extension of the Offering to September 17, 2016, the Board will continue to evaluate the timing for the close of the Offering, and currently expects the Offering to close in late 2015 or early 2016.

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Cole Office & Industrial REIT (CCIT II), Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words.
Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and securities markets specifically;

•
the effect of financial leverage, including changes in interest rates, availability of credit, loss of flexibility due to negative and affirmative covenants, refinancing risk at maturity and generally the increased risk of loss if our investments fail to perform as expected;

•	increases in interest rates;

•	construction costs that may exceed estimates or construction delays;

•	lease-up risks, rent relief, or the inability to obtain new tenants upon the expiration or termination of existing leases;

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flows;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs); and

•	changes to GAAP.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview
We were formed on February 26, 2013 to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to tenants under long-term leases. We commenced our principal operations on January 13, 2014 when we satisfied the conditions of our escrow agreement and issued approximately 275,000 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI II Advisors, our advisor. We believe we currently qualify and intend to make an election to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2014.
On February 7, 2014, VEREIT acquired Cole pursuant to a transaction whereby Cole merged with and into a wholly-owned subsidiary of VEREIT (the “VEREIT Merger”). VEREIT is a self-managed publicly traded Maryland corporation listed on the New York Stock Exchange (NYSE: VER), focused on acquiring and owning single-tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the VEREIT Merger, VEREIT indirectly owns and/or controls our external advisor, CCI II Advisors, the dealer manager for the Offering, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. As 100% of our rentable square feet was under lease as of June 30, 2015 with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CCI II Advisors regularly monitors the creditworthiness of each of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CCI II Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. As we only acquired and owned ten properties during the six months ended June 30, 2014, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our real estate assets as of June 30, 2015 and 2014:

	June 30,
	2015		2014
Number of properties	23		10
Approximate rentable square feet	7.2	million	2.5 million
Percentage of rentable square feet leased	100%		100%

The following table summarizes our real estate investment activity during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Properties acquired	—	9		—	10
Approximate purchase price of acquired properties	$—	$191.7	million	$—	$215.7	million
Approximate rentable square feet	—	2.5	million	—	2.5	million
As shown in the tables above, we owned 23 properties as of June 30, 2015, compared to ten properties as of June 30, 2014. Accordingly, our results of operations for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, reflect significant increases in most categories.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenue. Revenue increased $11.8 million to $13.2 million for the three months ended June 30, 2015, compared to $1.4 million for the three months ended June 30, 2014. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 95% and 88% of total revenue during the three months ended June 30, 2015 and 2014, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $615,000 and $172,000 in tenant reimbursement income during the three months ended June 30, 2015 and 2014, respectively. The increase in revenue was primarily due to owning 23 properties for the entire three months ended June 30, 2015, compared to owning one property for the entire three months ended June 30, 2014 and purchasing nine additional properties during such period.
General and administrative expenses. General and administrative expenses increased $832,000 to $1.1 million for the three months ended June 30, 2015, compared to $237,000 for the three months ended June 30, 2014. The increase was primarily due to incurring operating expenses reimbursable to CCI II Advisors, combined with incurring unused fees on the Credit Facility, organization costs and escrow and trustee fees. The primary general and administrative expense items are operating expense reimbursements to our advisors, escrow and trustee fees, fees for unused amounts on the Credit Facility and accounting fees.
Property operating expenses. Property operating expenses increased $1.0 million to $1.2 million for the three months ended June 30, 2015, compared to $214,000 for the three months ended June 30, 2014. The increase was primarily due to owning 23 properties for the entire three months ended June 30, 2015, compared to owning one property for the entire three months ended June 30, 2014 and purchasing nine additional properties during such period. The primary property operating expenses are repair and maintenance expenses, property taxes, and property-related insurance.
Advisory fees and expenses. Pursuant to the advisory agreement with CCI II Advisors, we are required to pay to CCI II Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets, as our average invested assets are less than $2.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI II Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased to $1.4 million for the three months ended June 30, 2015, compared to $128,000 for the three months ended June 30, 2014.
Acquisition-related expenses. Acquisition-related expenses decreased $3.6 million to $606,000 for the three months ended June 30, 2015, compared to $4.2 million for the three months ended June 30, 2014. The decrease was primarily due to no acquisitions occurring during the three months ended June 30, 2015 compared to nine acquisitions for $191.7 million during the three months ended June 30, 2014, partially offset by miscellaneous acquisition costs incurred that are reimbursable to our advisor as well as additional consideration incurred during the period.
Depreciation and amortization expense. Depreciation and amortization expenses increased $4.7 million to $5.3 million for the three months ended June 30, 2015, compared to $609,000 for the three months ended June 30, 2014. The increase was primarily the result of incurring depreciation and amortization expense for 23 owned properties during the entire three months ended June 30, 2015, compared to incurring depreciation and amortization expense for only 10 properties during the three months ended June 30, 2014.
Interest expense and other. Interest expense and other increased $4.0 million to $4.4 million for the three months ended June 30, 2015, compared to $377,000 for the three months ended June 30, 2014. The increase was primarily due to an increase in the average amount of debt outstanding to $416.2 million during the three months ended June 30, 2015 from $86.9 million during the three months ended June 30, 2014. In addition, interest expense and other includes amortization of deferred financing costs and other loan related expenses.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Revenue. Revenue increased $37.6 million to $39.5 million for the six months ended June 30, 2015, compared to $1.9 million for the six months ended June 30, 2014. The increase was primarily due to assignment fee income of $12.8 million that we received during the six months ended June 30, 2015 related to the sale of our rights in the PSA to a non-affiliated third party, as discussed in Note 4 to our condensed consolidated unaudited financial statements. In addition, rental and other property income increased $23.3 million to $24.9 million during the six months ended June 30, 2015, compared to $1.6 million for the six months ended June 30, 2014, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $1.8 million and $252,000 in tenant reimbursement income during the six months ended June 30, 2015 and 2014, respectively. These increases were primarily due to owning 23 properties for the entire six months ended June 30, 2015, compared to owning 10 properties during the six months ended June 30, 2014.
General and administrative expenses. General and administrative expenses increased $1.2 million to $1.6 million for the six months ended June 30, 2015, compared to $392,000 for the six months ended June 30, 2014. The increase was primarily due to incurring operating expenses reimbursable to CCI II Advisors, combined with incurring unused fees on the Credit Facility, organization costs and escrow and trustee fees. The primary general and administrative expense items are operating expense reimbursements to our advisors, escrow and trustee fees, fees for unused amounts on the Credit Facility and accounting fees.
Property operating expenses. Property operating expenses increased $2.5 million to $2.8 million for the six months ended June 30, 2015, compared to $295,000 for the six months ended June 30, 2014. The increase was primarily due to owning 23 properties for the entire six months ended June 30, 2015, compared to owning 10 properties during the six months ended June 30, 2014. The primary property operating expenses are repair and maintenance expenses, property taxes, and property-related insurance.
Advisory fees and expenses. Pursuant to the advisory agreement with CCI II Advisors, we are required to pay to CCI II Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets, as our average invested assets are less than $2.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI II Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased to $2.6 million for the six months ended June 30, 2015, compared to $167,000 for the six months ended June 30, 2014.
Acquisition-related expenses. Acquisition-related expenses decreased $4.1 million to $645,000 for the six months ended June 30, 2015, compared to $4.7 million for the six months ended June 30, 2014. The decrease was primarily due to no acquisitions occurring during the six months ended June 30, 2015 compared to 10 acquisitions for $215.7 million during the six months ended June 30, 2014, partially offset by miscellaneous acquisition costs incurred that are reimbursable to our advisor as well as additional consideration incurred during the period.
Depreciation and amortization expense. Depreciation and amortization expenses increased $9.8 million to $10.6 million for the six months ended June 30, 2015, compared to $753,000 for the six months ended June 30, 2014. The increase was primarily the result of incurring depreciation and amortization expense for 23 owned properties during the entire six months ended June 30, 2015, compared to incurring depreciation and amortization expense for only 10 properties during the six months ended June 30, 2014.
Interest expense and other. Interest expense and other increased $7.2 million to $7.9 million for the six months ended June 30, 2015, compared to $656,000 for the six months ended June 30, 2014. The increase was primarily due to an increase in the average amount of debt outstanding to $415.7 million during the six months ended June 30, 2015 from $77.5 million during the six months ended June 30, 2014. In addition, interest expense and other includes amortization of deferred financing costs and other loan related expenses.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0017260274 per share (which equates to approximately 6.3% on an annualized basis, calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on December 31, 2015. As of June 30, 2015, the Company had distributions payable of $1.6 million.

During the six months ended June 30, 2015 and 2014, we paid distributions of $8.2 million and $330,000, respectively, including $4.6 million and $165,000, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2015 and net cash used in operating activities for the six months ended June 30, 2014 were $17.2 million and $3.2 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $645,000 and $4.7 million, respectively. The distributions paid during the six months ended June 30, 2015 were fully funded by net cash provided by operating activities. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2014 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities. The distributions paid during the six months ended June 30, 2014 were funded by proceeds from the Offering of $330,000, or 100%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the six months ended June 30, 2015, we redeemed 92,000 shares, which exclude cancellations, under our share redemption program for $915,000 at an average redemption price of $9.96 per share. Additionally, as of June 30, 2015, the Company had received valid redemption requests for 22,500 shares, which were redeemed in full subsequent to June 30, 2015 for $218,000 at an average price of $9.71 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition-related costs, operating expenses, distributions and principal and interest on any current and future indebtedness and to satisfy redemption requests. Generally, cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations of our current and future investments. The sources of our operating cash flows will primarily be driven by the rental income received from current and future leased properties. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. As of June 30, 2015, we had raised $305.1 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $31.6 million. As of June 30, 2015, we had cash of $21.6 million, available borrowings of $62.2 million, and the capacity to draw up to $230.0 million with the addition of further properties to the Borrowing Base.
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
We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of our advisor in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI II Advisors or its affiliates and can be reimbursed by us up to 2.0% of aggregate gross offering proceeds. As of June 30, 2015, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our condensed consolidated unaudited financial statements because such costs were not a liability to us as they exceeded 2.0%

of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these excess costs may become payable to CCI II Advisors.
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
As of June 30, 2015, we had $400.5 million of debt outstanding with a weighted average interest rate of 3.78%. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2015 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments - fixed rate debt	$160,670	$—	$—	$125,570	$35,100
Interest payments - fixed rate debt	34,114	6,716	13,402	12,087	1,909
Principal payments - variable rate debt	9,853	9,853	—	—	—
Interest payments - variable rate debt(3)	155	155	—	—	—
Principal payments - Series C Line of Credit	30,000	30,000	—	—	—
Interest payments - Series C Line Credit(4)	383	383	—	—	—
Principal payments - Credit Facility	200,000	—	—	200,000	—
Interest payments - Credit Facility(5)	33,658	7,560	15,120	10,978	—
Total	$468,833	$54,667	$28,522	$348,635	$37,009

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2015, we had $54.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)	Payment obligations for the variable rate debt are based on the weighted average interest rate in effect as of June 30, 2015 of 2.18%.

(4)	Payment obligations under the Series C Line of Credit are based on the interest rate in effect as of June 30, 2015 of 2.38%.

(5)	Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.78% as of June 30, 2015, which is the fixed rate under the swap agreement.
We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property; however, under our charter, we are required to limit our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines, unless borrowings in excess of such limit are approved by a majority of our independent directors. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our aggregate borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our initial capital raising stage. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of June 30, 2015, our ratio of debt to total gross real estate assets exceeded the 60% limitation, which was approved by our independent directors.
Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2015, net cash provided by operating activities increased by $20.4 million to $17.2 million, compared to $3.2 million used in operating activities for the six months ended June 30, 2014. The change was primarily due to an increase in net income of $18.5 million and an increase in depreciation and amortization of $10.0 million, offset by a decrease in due to affiliates of $4.4 million and a decrease in working capital accounts of $3.7 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $191.1 million to $20.6 million for the six months ended June 30, 2015, compared to net cash used in investing activities of $211.7 million for the six months ended June 30, 2014. The change was primarily due to a decrease in investment in real estate assets of $192.7 million. No properties were acquired during the six months ended June 30, 2015; however, an escrow deposit due to affiliates of our advisor of $18.4 million was repaid during the six months ended June 30, 2015.
Financing Activities. Net cash provided by financing activities decreased $209.4 million to $13.8 million for the six months ended June 30, 2015, compared to $223.2 million for the six months ended June 30, 2014. The change was primarily due to a decrease in net borrowings of $185.4 million, an increase in distributions to investors of $3.5 million, and a decrease in proceeds from the issuance of common stock, net of offering costs, of $19.3 million.
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
Except as set forth below, a complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Derivative Instruments and Hedging Activities was not considered a critical accounting policy for the year ended December 31, 2014 because no transactions in derivative instruments or hedging activities had occurred during the year ended December 31, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2014 and related notes thereto.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
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
Subsequent Events
Certain events occurred subsequent to June 30, 2015 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. We are currently evaluating the impact to our financial statements of accounting pronouncements issued, but not yet applied by us.
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of June 30, 2015, we had variable rate debt of $39.9 million. A 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our interest expense by $199,000 per annum.
As of June 30, 2015, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate net fair value of $1.5 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2015, an increase of 50 basis points in interest rates would result in an increase of $5.4 million to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative liability of $4.0 million, representing a $5.5 million net change to the fair value of the net derivative asset.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2015, were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have paid, and may pay in the future, some of our distributions from sources other than cash flow from operations, including borrowings, proceeds from asset sales or the sale of our securities in this or future offerings, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of your investment in our common stock.
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
During the six months ended June 30, 2015 and 2014, we paid distributions of $8.2 million and $330,000, respectively, including $4.6 million and $165,000, respectively, through the issuance of shares pursuant to the DRIP. Our net income (loss) was approximately $13.4 million and $(5.1) million, respectively, for the six months ended June 30, 2015 and 2014.
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
Net cash provided by (used in) operating activities for the six months ended June 30, 2015 and 2014 was approximately $17.2 million and $(3.2) million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of approximately $645,000 and $4.7 million, respectively, in accordance with GAAP. The distributions paid during the six months ended June 30, 2015 were fully funded by net cash provided by operating activities. We treat our real estate acquisition-related expenses as funded by proceeds from our Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2014 includes the amount by which real estate acquisition-related expenses have reduced net cash flows used in operating activities. The distributions paid during the six months ended June 30, 2014 were funded by proceeds from the Offering of $330,000, or 100%.
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
As of June 30, 2015, we had issued approximately 30.7 million shares of our common stock in the Offering for gross offering proceeds of $305.1 million, out of which we paid $25.5 million in selling commissions and dealer manager fees and $6.1 million in organization and offering costs to CCI II Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $647.0 million in real estate assets and incurred acquisition costs of $15.4 million, including costs of $13.3 million in acquisition fees and expense reimbursements to CCI II Advisors. As of August 10, 2015, we have sold approximately 32.6 million shares in the Offering for gross offering proceeds of $324.2 million. The Company did not make any sales of unregistered securities during the six months ended June 30, 2015.

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
During the six months ended June 30, 2015, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—	$—	—	(1)
May 1, 2015 - May 31, 2015	91,825	$9.96	91,825	(1)
June 1, 2015 - June 30, 2015	—	$—	—	(1)
Total	91,825		91,825	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the six months ended June 30, 2015 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the six months ended June 30, 2015 that would require a response to this item.

Item 6.	Exhibits
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
Date: August 13, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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