Form 10-Q
period 2015-09-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2015-11-13
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 9, 2015, there were approximately 37.0 million shares of common stock, par value $0.01, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$63,280	$50,549
Buildings and improvements, less accumulated depreciation of $16,009 and $4,574, respectively	667,755	523,705
Acquired intangible lease assets, less accumulated amortization of $6,898 and $1,726, respectively	84,883	74,272
Total investment in real estate assets, net	815,918	648,526
Cash and cash equivalents	16,995	11,141
Restricted cash	788	—
Rents and tenant receivables	8,740	3,421
Property escrow deposits, prepaid expenses and other assets	1,549	301
Deferred financing costs, less accumulated amortization of $1,552 and $602, respectively	4,405	4,439
Total assets	$848,395	$667,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$505,485	$400,916
Line of credit with affiliate	30,000	30,000
Accounts payable and accrued expenses	5,130	2,548
Escrowed investor proceeds	425	—
Due to affiliates	9,089	23,086
Acquired below-market lease intangibles, less accumulated amortization of $583 and $88, respectively	7,727	8,222
Distributions payable	1,770	1,314
Derivative liabilities, deferred rental income and other liabilities	5,326	1,427
Total liabilities	564,952	467,513
Commitments and contingencies
Redeemable common stock	9,124	2,816
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 34,713,426 and 24,650,094 shares issued and outstanding, respectively	347	246
Capital in excess of par value	299,860	216,491
Accumulated distributions in excess of earnings	(23,277)	(19,238)
Accumulated other comprehensive loss	(2,611)	—
Total stockholders’ equity	274,319	197,499
Total liabilities and stockholders’ equity	$848,395	$667,828
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental and other property income	$13,941	$4,984	$38,874	$6,618
Tenant reimbursement income	960	605	2,774	857
Assignment fee income	—	—	12,767	—
Total revenue	14,901	5,589	54,415	7,475
Expenses:
General and administrative expenses	1,019	414	2,590	806
Property operating expenses	963	238	2,856	408
Real estate tax expenses	601	500	1,481	625
Advisory fees and expenses	1,470	504	4,114	671
Acquisition-related expenses	4,161	2,236	4,806	6,966
Depreciation	4,124	1,397	11,435	1,959
Amortization	1,787	487	5,063	678
Total operating expenses	14,125	5,776	32,345	12,113
Operating income (loss)	776	(187)	22,070	(4,638)
Interest expense and other	(4,570)	(1,118)	(12,445)	(1,773)
Net (loss) income	$(3,794)	$(1,305)	$9,625	$(6,411)
Weighted average number of common shares outstanding:
Basic and diluted	32,769,919	13,120,956	28,982,274	5,797,970
Net (loss) income per common share:
Basic and diluted	$(0.12)	$(0.10)	$0.33	$(1.11)
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(3,794)	$(1,305)	$9,625	$(6,411)
Other comprehensive loss:
Unrealized loss on interest rate swaps	(4,907)	—	(4,448)	—
Amount of loss reclassified from other comprehensive loss into income as interest expense	752	—	1,837	—
Total other comprehensive loss	(4,155)	—	(2,611)	—
Total comprehensive (loss) income	$(7,949)	$(1,305)	$7,014	$(6,411)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2015	24,650,094	$246	$216,491	$(19,238)	$—	$197,499
Issuance of common stock	10,177,608	102	100,859	—	—	100,961
Distributions to investors	—	—	—	(13,664)	—	(13,664)
Commissions on stock sales and related dealer manager fees	—	—	(8,032)	—	—	(8,032)
Other offering costs	—	—	(2,019)	—	—	(2,019)
Redemptions of common stock	(114,276)	(1)	(1,131)	—	—	(1,132)
Changes in redeemable common stock	—	—	(6,308)	—	—	(6,308)
Comprehensive income (loss)	—	—	—	9,625	(2,611)	7,014
Balance, September 30, 2015	34,713,426	$347	$299,860	$(23,277)	$(2,611)	$274,319
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$9,625	$(6,411)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	11,435	1,959
Amortization of intangible lease assets and below-market lease intangibles, net	4,677	678
Amortization of deferred financing costs	950	348
Straight-line rental income	(4,483)	(651)
Changes in assets and liabilities:
Rents and tenant receivables	(836)	(1,630)
Prepaid expenses and other assets	(263)	(282)
Accounts payable and accrued expenses	773	1,579
Derivative liabilities, deferred rental income and other liabilities	1,288	1,836
Due to affiliates	(3,148)	313
Net cash provided by (used in) operating activities	20,018	(2,261)
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(193,039)	(305,434)
Payment of property escrow deposit	(950)	—
Escrowed funds for acquisition of real estate investment and deposits	—	(60,378)
Change in restricted cash	(788)	(427)
Net cash used in investing activities	(194,777)	(366,239)
Cash flows from financing activities:
Proceeds from issuance of common stock	93,520	184,781
Offering costs on issuance of common stock	(10,051)	(19,253)
Redemptions of common stock	(1,132)	—
Distributions to investors	(5,767)	(846)
Proceeds from credit facility and notes payable	280,385	237,025
Proceeds from line of credit with affiliate	—	94,800
Repayments of credit facility and notes payable	(175,816)	(59,390)
Repayments of line of credit with affiliate	—	(64,800)
Change in escrowed investor proceeds	425	427
Deferred financing costs paid	(916)	(1,811)
Payment of loan deposit	(914)	(351)
Refund of loan deposit	879	—
Net cash provided by financing activities	180,613	370,582
Net increase in cash and cash equivalents	5,854	2,082
Cash and cash equivalents, beginning of period	11,141	138
Cash and cash equivalents, end of period	$16,995	$2,220
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2015

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a Maryland corporation, incorporated on February 26, 2013, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2014. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership. The Company is externally managed by Cole Corporate Income Advisors II, LLC (“CCI II Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (formerly known as American Realty Capital Properties, Inc.) (“VEREIT”), a self-managed publicly traded REIT that is organized as a Maryland corporation and listed on the New York Stock Exchange (NYSE: VER). On February 7, 2014, VEREIT acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CCI II Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of VEREIT’s acquisition of Cole, VEREIT indirectly owns and/or controls CCI II Advisors, CCC, CREI Advisors and Cole Capital.
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
On January 13, 2014, CREInvestments, LLC (“CREI”) purchased approximately 275,000 shares of the Company’s common stock in the Offering, resulting in gross proceeds of $2.5 million. With such purchase, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering. In connection with such purchase, the Company’s board of directors (the “Board”) granted a waiver of the share ownership limit to CREI and its successors and assigns in accordance with the provisions of the Company’s charter. Such waiver expired automatically on June 30, 2015. As of September 30, 2015, CREI and its successors and assigns did not exceed the share ownership limit. On February 7, 2014, the ownership of all shares of the Company’s common stock owned by CREI was transferred to VEREIT Operating Partnership, L.P. (formerly known as ARC Properties Operating Partnership, L.P.), the operating partnership of VEREIT.
Effective as of June 10, 2015, Michael T. Ezzell resigned as a director, the chairman of the Board of the Company, the chief executive officer and the president of the Company. In addition, effective as of June 10, 2015, Mr. Ezzell resigned as the chief executive officer and president of CCI II Advisors and as president and treasurer of CCC. Mr. Ezzell’s resignation was not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. Effective as of June 10, 2015, Glenn J. Rufrano was appointed as the chief executive officer, the president and a director of the Company by the Board. Also effective as of June 10, 2015, Mr. Rufrano was appointed as chief executive officer and president of CCI II Advisors. Furthermore, effective as of June 10, 2015, the Board appointed James F. Risoleo, one of the Company’s independent directors, to serve as the non-executive chairman of the Board.
As of September 30, 2015, the Company had issued approximately 34.8 million shares of its common stock in the Offering for gross offering proceeds of $345.9 million before organization and offering costs, selling commissions and dealer manager fees of $35.6 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of September 30, 2015, the Company owned 26 properties, comprising 8.3 million rentable square feet of income-producing necessity corporate office and industrial properties located in 16 states. As of September 30, 2015, the rentable space at these properties was 100% leased.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

During the nine months ended September 30, 2015, the Board approved the extension of the Offering until September 17, 2016, unless the Board terminates the Offering at an earlier date or all shares being offered have been sold, in which case the Offering will be terminated. If all the shares we are offering have not been sold by September 17, 2016, the Board may further extend the Offering as permitted under applicable law. Notwithstanding the one-year extension of the Offering to September 17, 2016, the Board will continue to evaluate the timing for the close of the Offering, and currently expects the Offering to close during the first half of 2016.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of (i) real estate tax expenses in the Company’s condensed consolidated statements of operations and (ii) straight-line rental income in the Company’s condensed consolidated statement of cash flows.  As such, the corresponding prior period amounts have also been broken out into separate line items to conform to the current financial statement presentation. The reclassifications for the three and nine months ended September 30, 2014 had no effect on previously reported totals or subtotals.
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
Investment in and Recoverability of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2015 or 2014.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2015 or December 31, 2014.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above-market and below-market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below-market leases, any bargain renewal periods. The above-market and below-market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above-market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market or below-market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
September 30, 2015

are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements will be based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value subsequent to acquisition will be reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
The Company will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized or accreted to interest expense over the term of the respective mortgage note payable.
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
Restricted Cash
The Company had $788,000 in restricted cash as of September 30, 2015. Included in restricted cash was $363,000 held by lenders in lockbox accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. In addition, restricted cash included $425,000 of escrowed investor proceeds for which shares of common stock had not been issued as of September 30, 2015.
Cash and Cash Equivalents
As of September 30, 2015, the Company had cash on deposit, including restricted cash, at four financial institutions, three of which had Company deposits in excess of federally insured levels, totaling $16.5 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
Property Concentrations
As of September 30, 2015, three of the Company’s tenants accounted for 18%, 14%, and 10%, respectively, of the Company’s 2015 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of September 30, 2015, two of the Company’s properties were located in Massachusetts, four properties were located in Ohio, and one property was located in Arizona, which accounted for 18%, 16%, and 14%, respectively, of the Company’s 2015 gross annualized rental revenues. In addition, the Company had tenants in the manufacturing, wholesale, logistics, and mining and natural resources industries, which comprised 25%, 18%, 15%, and 14%, respectively, of the Company’s 2015 gross annualized rental revenues.
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
September 30, 2015

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
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive (loss) income. As of September 30, 2015 and December 31, 2014, the Company did not have an allowance for uncollectible accounts.
Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and the interim periods within that year. The Company is currently evaluating the impact of the new standard on the Company’s condensed consolidated unaudited financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation and Subsequent Measurement of Debt Issuance Costs (“ASU 2015-03”). The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than presenting the deferred charge as an asset. The previous requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements”, which states that debt issuance costs are similar to debt discounts and effectively reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. After the update is adopted, debt disclosures would include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB sought to clarify questions that arose after ASU 2015-03 was issued by issuing ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). The update clarifies that debt issuance costs related to securing a revolving line of credit may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, and are to be applied retrospectively, with early adoption permitted. The Company is

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

currently evaluating the impact of these new standards on the Company’s condensed consolidated unaudited financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this new standard on the Company’s condensed consolidated unaudited financial statements.

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility, notes payable and line of credit with affiliate – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2 inputs. As of September 30, 2015, the estimated fair value of the Company’s debt was $540.3 million compared to the carrying value of $535.5 million. The estimated fair value of the Company’s debt was $431.3 million as of December 31, 2014, compared to the carrying value on that date of $430.9 million.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2015 (in thousands). The Company had no financial assets or liabilities that were required to be measured at fair value on a recurring basis as of December 31, 2014.

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:
Interest rate swaps	$(2,611)	$—	$(2,611)	$—
NOTE 4 — REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the nine months ended September 30, 2015, the Company acquired three commercial properties for an aggregate purchase price of $178.5 million (the “2015 Acquisitions”). The Company purchased the 2015 Acquisitions with net proceeds from the Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which will be no later than twelve months from the acquisition date. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the preliminary purchase price allocation for acquisitions purchased during the nine months ended September 30, 2015 (in thousands):

2015 Acquisitions
Land	$12,731
Building and improvements	150,235
Acquired in-place leases	15,492
Total purchase price	$178,458
The Company recorded revenue for both the three and nine months ended September 30, 2015 of $1.3 million and a net loss for both the three and nine months ended September 30, 2015 of $3.5 million related to the 2015 Acquisitions. In addition, the Company recorded $4.2 million and $4.8 million of acquisition-related expenses for the three and nine months ended September 30, 2015, respectively.
The following table summarizes selected financial information of the Company as if the 2015 Acquisitions were completed on January 13, 2014, the date the Company commenced principal operations. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2015, the three months ended September 30, 2014 and the period from January 13, 2014 to September 30, 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2015	Period from January 13, 2014 to September 30, 2014
	2015	2014
Pro forma basis:
Revenue	$16,813	$8,783	$62,713	$17,056
Net income (loss)	507	(547)	11,360	(8,219)
The pro forma information for both the three and nine months ended September 30, 2015 was adjusted to exclude $4.2 million of acquisition-related expenses recorded during such periods related to the 2015 Acquisitions. These expenses were instead recognized in the pro forma information for the period from January 13, 2014 to September 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

Assignment of Purchase and Sales Agreement
During the nine months ended September 30, 2015, the Company, through an assignment from affiliates of CCI II Advisors, became a party to a purchase and sale agreement (the “PSA”) with a seller to acquire the right to purchase a property. During the same period, the Company assigned its rights in the PSA to a non-affiliated third party and recognized assignment fee income of $12.8 million, net of $520,000 in transaction expenses.
Additional Consideration
During the nine months ended September 30, 2015, the Company paid additional amounts to a seller in conjunction with a contingent consideration arrangement for a property that was purchased during the year ended December 31, 2014. The contingent consideration of $491,000 is included within acquisition-related expenses in the accompanying condensed consolidated unaudited statements of operations.
2014 Property Acquisitions
During the nine months ended September 30, 2014, the Company acquired 17 commercial properties for an aggregate purchase price of $306.7 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation for properties acquired during the nine months ended September 30, 2014 (in thousands):

2014 Acquisitions
Land	$29,153
Building and improvements	250,209
Acquired in-place leases	27,319
Total purchase price	$306,681
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
The following table summarizes selected financial information of the Company as if the 2014 Acquisitions were completed on January 13, 2014, the date the Company commenced principal operations, for both periods presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended September 30, 2014, and for the period from January 13, 2014 to September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014	Period from January 13, 2014 to September 30, 2014
Pro forma basis:
Revenue	$6,497	$18,635
Net income (loss)	$1,634	$(1,759)
The pro forma information for the three months ended September 30, 2014 was adjusted to exclude $2.2 million of acquisition-related expenses recorded during such periods related to the 2014 Acquisitions. These expenses were instead recognized in the pro forma information for the period from January 13, 2014 to September 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2015, the Company entered into three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2015 (in thousands). The Company did not have any executed interest rate swap agreements as of September 30, 2014.

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Liabilities as of
	Balance Sheet Location	September 30, 2015	Rate (1)	Date	Date	September 30, 2015
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$254,070	3.3% to 3.8%	2/10/2015 to 3/19/2015	12/12/2019 to 4/1/2020	$(2,611)

(1) The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2015.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable-rate debt, and for the three and nine months ended September 30, 2015 was $752,000 and $1.8 million, respectively. Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the next 12 months, the Company estimates that an additional $2.5 million will be reclassified from other comprehensive loss as an increase to interest expense.
The following table summarizes the unrealized loss on the Company’s derivative instruments and hedging activities for the three and nine months ended September 30, 2015 (in thousands). The Company did not own any derivative instruments for the three and nine months ended September 30, 2014.

	Amount of Loss Recognized as Other Comprehensive Loss
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Interest Rate Swaps (1)	$(4,155)	$(2,611)

(1) There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the nine months ended September 30, 2015.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been owed amounts under the agreements at their aggregate termination value, inclusive of interest payments, of $2.8 million at September 30, 2015. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2015.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

NOTE 6 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2015, the Company had $535.5 million of debt outstanding, with weighted average years to maturity of 3.9 years and a weighted average interest rate of 3.6%. The following table summarizes the debt activity for the nine months ended September 30, 2015 and the debt balances as of September 30, 2015 and December 31, 2014 (in thousands):

		During the Nine Months Ended September 30, 2015
	Balance as of December 31, 2014	Debt Issuance	Repayments	Balance as of September 30, 2015
Fixed rate debt	$35,100	$125,570	$—	$160,670
Variable rate debt	—	9,853	—	9,853
Credit Facility	365,816	144,962	(175,816)	334,962
Line of credit with affiliate	30,000	—	—	30,000
Total	$430,916	$280,385	$(175,816)	$535,485
As of September 30, 2015, the fixed rate debt included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity of the variable rate debt. The fixed rate debt has interest rates ranging from 3.29% to 4.77% per annum and matures on various dates from March 2020 to November 2021. As of September 30, 2015, the fixed rate debt had a weighted average interest rate of 4.1%. The mortgage notes payable are secured by the respective properties on which the debt was placed. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $265.2 million as of September 30, 2015. The variable rate debt has interest rates of the London Interbank Offered Rate (“LIBOR”) plus 200 basis points and matures on various dates between March 2016 and April 2016, and the aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt was $98.3 million. As of September 30, 2015, the variable rate debt outstanding of $9.9 million had a weighted average interest rate of 2.2%.
As of September 30, 2015, the Company had $335.0 million of debt outstanding under its secured, revolving credit facility, as amended (the “Credit Facility”), with JPMorgan Chase, as administrative agent under the credit agreement (the “Credit Agreement”), and the aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Credit Facility’s underlying collateral pool was $560.1 million as of September 30, 2015. The Credit Facility allows the Company to borrow up to $200.0 million in revolving loans (the “Revolving Loans”) in addition to a $200.0 million term loan (the “Term Loan”), with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), which, beginning on June 30, 2015, is calculated as 62.5% of the aggregate value allocated to each qualified property comprising eligible collateral (“Qualified Properties”) during the period from June 30, 2015 through December 30, 2015, and 60% of the aggregate value of the Qualified Properties during the period from December 31, 2015 through December 12, 2018, as defined in the Credit Agreement. The Company had $135.0 million of debt outstanding on the Revolving Loans as of September 30, 2015. Up to 15% of the Revolving Loans may be used for issuing letters of credit, and up to 10% of the Revolving Loans, not to exceed $50.0 million, may be used for issuing short term (ten day or less) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, aggregate borrowings under the Credit Facility may be increased up to a maximum of $1.25 billion. The Revolving Loans mature on December 12, 2018; however, the Company may elect to extend the maturity dates of such loans to December 12, 2019, subject to satisfying certain conditions described in the Credit Agreement. The Term Loan matures on December 12, 2019. If the Company does not reach $1.0 billion in total asset value prior to March 31, 2016, both the Revolving Loans and Term Loan will mature on September 30, 2017.
The Revolving Loans and Term Loan will bear interest at rates dependent upon the type of loan specified by the Company. For a eurodollar rate loan (as defined in the Credit Agreement), the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the Company’s overall leverage ratio, generally defined in the Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total asset value of the Company (as defined in the Credit Agreement) (the “Leverage Ratio”), and ranges from 1.60% at a Leverage Ratio of 40% or less to 2.45% at a Leverage Ratio greater than 60%. For base rate committed loans (as defined in the Credit Agreement), the interest rate will be a per annum amount equal to the greatest of: (i) JPMorgan Chase’s Prime Rate; (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; and (iii) one-month LIBOR multiplied by the Statutory Reserve Rate plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.60% at a Leverage Ratio of 40% or less to 1.45% at a Leverage Ratio greater than 60%. The Credit Agreement also includes interest rate

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

structures, should the Company convert to an unsecured revolving credit facility or should the Company obtain an investment grade rating, subject to meeting certain conditions described in the Credit Agreement. As of September 30, 2015, the Revolving Loans had $7.5 million available for borrowing and the Revolving Loans and Term Loan had a weighted average interest rate of 3.6%. In connection with the Credit Agreement, the Company executed an interest rate swap agreement that effectively fixed the variable interest rate of the Term Loan at 3.8% based on the applicable margin at the current leverage ratio.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio less than or equal to 62.5% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Agreement as of September 30, 2015.
As of September 30, 2015, the Company had $30.0 million of debt outstanding under its $60.0 million subordinated line of credit with Series C, LLC (“Series C”), an affiliate of the Company’s advisor (the “Series C Line of Credit”). The Series C Line of Credit bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on January 13, 2016. The Series C Line of Credit had an interest rate of 2.40% as of September 30, 2015. In the event that the Series C Line of Credit is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Line of Credit was approved by a majority of the Board (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than comparable loans between unaffiliated parties under the same circumstances. As of September 30, 2015, the Company had $30.0 million available for borrowing under the Series C Line of Credit.
NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$1,770	$877
Accrued other offering costs and dealer manager fees	$—	$210
Escrow deposits due to affiliate on acquired real estate assets	$7,503	$1,247
Accrued capital expenditures	$1,809	$—
Net unrealized loss on interest rate swaps	$(2,611)	$—
Common stock issued through distribution reinvestment plan	$7,441	$1,018
Supplemental cash flow disclosures:
Interest paid	$11,082	$1,170
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. In addition, the Company may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property and/or another third party is responsible for environmental remediation costs related to a property subject to environmental remediation.  Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify the Company

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

against future remediation costs. The Company also carries environmental liability insurance on its properties that provides limited coverage for any remediation liability or pollution liability for third-party bodily injury or property damage claims for which the Company may be liable.  The Company is not aware of any environmental matters which it believes are reasonably likely to have a material effect on its results of operations, financial condition or liquidity.
NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CCI II Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CCI II Advisors, receives, and will continue to receive, selling commissions of up to 7.0% of gross offering proceeds from the primary portion of the Offering before reallowance of selling commissions earned by participating broker-dealers. CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, up to 2.0% of gross offering proceeds from the primary portion of the Offering before reallowance to participating broker-dealers is paid, and will continue to be paid, to CCC as a dealer manager fee. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid by CCI II Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of September 30, 2015, CCI II Advisors had paid organization and offering costs in excess of the 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Offering:
Selling commissions	$2,404	$7,124	$6,156	$12,090
Selling commissions reallowed by CCC	$2,404	$7,124	$6,156	$12,090
Dealer manager fees	$762	$2,166	$1,876	$3,657
Dealer manager fees reallowed by CCC	$352	$1,056	$838	$1,778
Other offering costs	$815	$2,176	$2,019	$3,716
As of September 30, 2015, all of the amounts shown above had been paid to CCI II Advisors and its affiliates.
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
September 30, 2015

$2 billion and $4 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4 billion.
The Company reimburses CCI II Advisors or its affiliates for the operating expenses they paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CCI II Advisors or its affiliates for any amount by which their operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (1) 2.0% of average invested assets, or (2) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI II Advisors or its affiliates for personnel costs in connection with the services for which CCI II Advisors or its affiliates receive acquisition or disposition fees.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Acquisition and Operations:
Acquisition fees and expenses	$3,644	$1,880	3,800	$6,257
Advisory fees and expenses	$1,470	$504	4,114	$671
Operating expenses	$415	$145	1,038	$189
Of the amounts shown above, as of September 30, 2015, $1.3 million had been incurred, but not yet paid, for services provided by CCI II Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability of the Company. During the nine months ended September 30, 2015, CCI II Advisors permanently waived its right to expense reimbursements totaling $297,000, and thus the Company is not responsible for this amount.
Liquidation/Listing
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of the property, not to exceed 1.0% of the contract price of each property sold; provided, however, in no event may the disposition fee paid to CCI II Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the asset sold.
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
No commissions or fees were incurred for any such services provided by CCI II Advisors and its affiliates related to the liquidation/listing stage during each of the nine months ended September 30, 2015 and 2014.
Due to Affiliates
As of September 30, 2015, $9.1 million had been incurred by CCI II Advisors or its affiliates, primarily for property escrow deposits and advisory, operating and acquisition-related expenses, but had not yet been reimbursed by the Company, and was included in due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2014, $23.1

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

million had been incurred, but not yet reimbursed, primarily for property escrow deposits and acquisition costs due to CCI II Advisors or its affiliates for properties that the Company purchased during the year ended December 31, 2014.
Transactions
The Company incurred $542,000 of interest expense related to the Series C Line of Credit during the nine months ended September 30, 2015, of which $60,000 had been incurred, but not yet paid, and was included in due to affiliates on the condensed consolidated unaudited balance sheets as of September 30, 2015. Refer to Note 6 to these condensed consolidated unaudited financial statements for the terms of the Series C Line of Credit.
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
NOTE 11 — SUBSEQUENT EVENTS
Status of the Offering
As of November 9, 2015, the Company had received $369.2 million in gross offering proceeds through the issuance of approximately 37.2 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Redemption of Shares of Common Stock
Subsequent to September 30, 2015, the Company redeemed approximately 78,800 shares for $756,000 at an average per share price of $9.59.
Credit Facility and Notes Payable
As of November 9, 2015, the Company had $279.0 million outstanding under the Credit Facility and available borrowings of $18.6 million.
Subsequent to September 30, 2015, the Company also entered into a note payable totaling $77.9 million, with a weighted average interest rate of 4.30% as of November 9, 2015.
Investment in Real Estate Assets
Subsequent to September 30, 2015 and through November 9, 2015, the Company acquired three commercial properties for an aggregate purchase price of $40.8 million. Acquisition-related expenses totaling $1.1 million were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included in Note 4 to these consolidated unaudited financial statements.

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

•	increases in interest rates;

•	our ability to raise a substantial amount of capital in the near term;

•	decreased investment in the Company or increased redemptions;

•	construction costs that may exceed estimates or construction delays;

•	lease-up risks, rent relief, or the inability to obtain new tenants upon the expiration or termination of existing leases;

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flows;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs); and

•	changes to GAAP.
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

Overview
We were formed on February 26, 2013 to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to tenants under long-term leases. We commenced our principal operations on January 13, 2014 when we satisfied the conditions of our escrow agreement and issued approximately 275,000 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI II Advisors, our advisor. We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. As 100% of our rentable square feet was under lease as of September 30, 2015 with a weighted average remaining lease term of 11.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CCI II Advisors regularly monitors the creditworthiness of each of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CCI II Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of September 30, 2015, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate assets net of gross intangible lease liabilities, was 62.4%.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. Due to the volume of acquisitions during the periods presented, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our real estate assets as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Number of properties	26	17
Approximate rentable square feet	8.3 million	3.8 million
Percentage of rentable square feet leased	100%	100%

The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Properties acquired	3	7	3	17
Approximate purchase price of acquired properties	$178.5 million	$91.0 million	$178.5 million	$306.7 million
Approximate rentable square feet	1.1 million	1.3 million	1.1 million	3.8 million
We owned 26 properties as of September 30, 2015, compared to 17 properties as of September 30, 2014. Accordingly, our results of operations for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, reflect significant increases in most categories.
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenue. Revenue increased $9.3 million to $14.9 million for the three months ended September 30, 2015, compared to $5.6 million for the three months ended September 30, 2014. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 94% and 89% of total revenue during the three months ended September 30, 2015 and 2014, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $960,000 and $605,000 in tenant reimbursement income during the three months ended September 30, 2015 and 2014, respectively. The increase in revenue was primarily due to owning 23 properties for the entire three months ended September 30, 2015 and purchasing three additional properties during such period, compared to owning 10 properties for the entire three months ended September 30, 2014 and purchasing seven additional properties during such period.
General and administrative expenses. General and administrative expenses increased $605,000 to $1.0 million for the three months ended September 30, 2015, compared to $414,000 for the three months ended September 30, 2014. The increase was primarily due to incurring operating expenses reimbursable to CCI II Advisors, combined with incurring unused fees on the Credit Facility and accounting fees. The primary general and administrative expense items are operating expense reimbursements to our advisors, escrow and trustee fees, fees for unused amounts on the Credit Facility and accounting fees.
Real estate tax expenses. Real estate tax expenses increased $101,000 to $601,000 for the three months ended September 30, 2015, compared to $500,000 for the three months ended September 30, 2014. The increase was primarily due to owning 23 properties for the entire three months ended September 30, 2015 and purchasing three additional properties during such period, compared to owning 10 properties for the entire three months ended September 30, 2014 and purchasing seven additional properties during such period.
Property operating expenses. Property operating expenses increased $725,000 to $963,000 for the three months ended September 30, 2015, compared to $238,000 for the three months ended September 30, 2014. The increase was primarily due to owning 23 properties for the entire three months ended September 30, 2015 and purchasing three additional properties during such period, compared to owning 10 properties for the entire three months ended September 30, 2014 and purchasing seven additional properties during such period. The primary property operating expenses are repair and maintenance expenses and property-related insurance.
Advisory fees and expenses. Pursuant to the advisory agreement with CCI II Advisors, we are required to pay to CCI II Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets, as our average invested assets are less than $2.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI II Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $966,000 to $1.5 million for the three months ended September 30, 2015, compared to $504,000 for the three months ended September 30, 2014. The increase was due to an increase in our average invested assets of $738.8 million during the three months ended September 30, 2015, compared to $261.2 million during the three months ended September 30, 2014.
Acquisition-related expenses. Acquisition-related expenses increased $2.0 million to $4.2 million for the three months ended September 30, 2015, compared to $2.2 million for the three months ended September 30, 2014. The increase was primarily due to the acquisition-related expenses incurred in connection with the purchase of three properties for an aggregate purchase price of $178.5 million during the three months ended September 30, 2015, compared to the purchase of seven properties for an aggregate purchase price of $91.0 million during the three months ended September 30, 2014.

Depreciation and amortization expense. Depreciation and amortization expenses increased $4.0 million to $5.9 million for the three months ended September 30, 2015, compared to $1.9 million for the three months ended September 30, 2014. The increase was primarily the result of incurring depreciation and amortization expense for 23 properties owned during the entire three months ended September 30, 2015 and purchasing three additional properties during such period, compared to incurring depreciation and amortization expense for only 10 properties owned during the entire three months ended September 30, 2014 and purchasing seven additional properties during such period.
Interest expense and other. Interest expense and other increased $3.5 million to $4.6 million for the three months ended September 30, 2015, compared to $1.1 million for the three months ended September 30, 2014. The increase was primarily due to an increase in the average amount of debt outstanding to $468.0 million during the three months ended September 30, 2015 from $181.3 million during the three months ended September 30, 2014. In addition, interest expense and other includes amortization of deferred financing costs and other loan related expenses.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenue. Revenue increased $46.9 million to $54.4 million for the nine months ended September 30, 2015, compared to $7.5 million for the nine months ended September 30, 2014. The increase was primarily due to assignment fee income of $12.8 million that we received during the nine months ended September 30, 2015 related to the sale of our rights in the PSA to a non-affiliated third party, as discussed in Note 4 to our condensed consolidated unaudited financial statements. In addition, rental and other property income increased $32.3 million to $38.9 million during the nine months ended September 30, 2015, compared to $6.6 million for the nine months ended September 30, 2014. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $2.8 million and $857,000 in tenant reimbursement income during the nine months ended September 30, 2015 and 2014, respectively. These increases were primarily due to owning 23 properties during the nine months ended September 30, 2015 and purchasing three additional properties during such period, compared to purchasing 17 properties during the nine months ended September 30, 2014.
General and administrative expenses. General and administrative expenses increased $1.8 million to $2.6 million for the nine months ended September 30, 2015, compared to $806,000 for the nine months ended September 30, 2014. The increase was primarily due to incurring operating expenses reimbursable to CCI II Advisors, combined with incurring unused fees on the Credit Facility, escrow and trustee fees, and accounting fees. The primary general and administrative expense items are operating expense reimbursements to our advisors, escrow and trustee fees, fees for unused amounts on the Credit Facility and accounting fees.
Real estate tax expenses. Real estate tax expenses increased $856,000 to $1.5 million for the nine months ended September 30, 2015, compared to $625,000 for the nine months ended September 30, 2014. The increase was primarily due to owning 23 properties for the entire nine months ended September 30, 2015 and purchasing three additional properties during such period, compared to purchasing 17 properties during the nine months ended September 30, 2014.
Property operating expenses. Property operating expenses increased $2.5 million to $2.9 million for the nine months ended September 30, 2015, compared to $408,000 for the nine months ended September 30, 2014. The increase was primarily due to owning 23 properties during the nine months ended September 30, 2015 and purchasing three additional properties during such period, compared to purchasing 17 properties during the nine months ended September 30, 2014. The primary property operating expenses are repair and maintenance expenses and property-related insurance.
Advisory fees and expenses. Pursuant to the advisory agreement with CCI II Advisors, we are required to pay to CCI II Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets, as our average invested assets are less than $2.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI II Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $3.4 million to $4.1 million for the nine months ended September 30, 2015, compared to $671,000 for the nine months ended September 30, 2014. The increase was due to an increase in our average invested assets of $738.5 million during the nine months ended September 30, 2015, compared to $153.3 million during the nine months ended September 30, 2014.
Acquisition-related expenses. Acquisition-related expenses decreased $2.2 million to $4.8 million for the nine months ended September 30, 2015, compared to $7.0 million for the nine months ended September 30, 2014. The decrease was primarily due to the acquisition-related expenses incurred in connection with the purchase of three properties for an aggregate purchase price of $178.5 million during the nine months ended September 30, 2015, compared to the purchase of 17 properties for an aggregate purchase price of $306.7 million during the nine months ended September 30, 2014.

Depreciation and amortization expense. Depreciation and amortization expenses increased $13.9 million to $16.5 million for the nine months ended September 30, 2015, compared to $2.6 million for the nine months ended September 30, 2014. The increase was primarily the result of incurring depreciation and amortization expense for 23 properties owned during the nine months ended September 30, 2015 and purchasing three additional properties during such period, compared to incurring depreciation and amortization expense for only 17 properties during the nine months ended September 30, 2014.
Interest expense and other. Interest expense and other increased $10.6 million to $12.4 million for the nine months ended September 30, 2015, compared to $1.8 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in the average amount of debt outstanding to $483.2 million during the nine months ended September 30, 2015 from $103.8 million during the nine months ended September 30, 2014. In addition, interest expense and other includes amortization of deferred financing costs and other loan related expenses.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0017260274 per share (which equates to approximately 6.3% on an annualized basis, calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on December 31, 2015. As of September 30, 2015, the Company had distributions payable of $1.8 million.
During the nine months ended September 30, 2015 and 2014, we paid distributions of $13.2 million and $1.9 million, respectively, including $7.4 million and $1.0 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2015 and net cash used in operating activities for the nine months ended September 30, 2014 were $20.0 million and $2.3 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $4.8 million and $7.0 million, respectively. The distributions paid during the nine months ended September 30, 2015 were fully funded by net cash provided by operating activities. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2014 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities. The distributions paid during the nine months ended September 30, 2014 were fully funded by proceeds from the Offering of $1.9 million.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the nine months ended September 30, 2015, we redeemed 114,000 shares, excluding cancellations, under our share redemption program for $1.1 million at an average redemption price of $9.91 per share. Additionally, as of September 30, 2015, the Company had received valid redemption requests for 78,800 shares, which were redeemed in full subsequent to September 30, 2015 for $756,000 at an average price of $9.59 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition-related costs, operating expenses, distributions and principal and interest on any current and future indebtedness and to satisfy redemption requests. Generally, cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations of our current and future investments. The sources of our operating cash flows will primarily be driven by the rental income received from current and future leased properties. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. As of September 30, 2015, we had raised $345.9 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $35.6 million. As of September 30, 2015, we had cash of $17.0 million, available borrowings of $37.5 million, and the capacity to draw up to $95.0 million with the addition of further properties to the Borrowing Base.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions, and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, proceeds from our Credit Facility, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of our advisor in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI II Advisors or its affiliates and can be reimbursed by us up to 2.0% of aggregate gross offering proceeds. As of September 30, 2015, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our condensed consolidated unaudited financial statements because such costs were not a liability of ours as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these excess costs may become payable to CCI II Advisors.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from our Credit Facility, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of September 30, 2015, we had $535.5 million of debt outstanding with a weighted average interest rate of 3.6%. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2015 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments - fixed rate debt(2)	$160,670	$—	$—	$125,570	$35,100
Interest payments - fixed rate debt(2)	32,429	6,716	13,402	10,760	1,551
Principal payments - variable rate debt	9,853	9,853	—	—	—
Interest payments - variable rate debt(3)	101	101	—	—	—
Principal payments - Series C Line of Credit	30,000	30,000	—	—	—
Interest payments - Series C Line of Credit(4)	205	205	—	—	—
Principal payments - Credit Facility(5)	334,962	—	—	334,962	—
Interest payments - Credit Facility(6)	47,468	12,459	24,917	10,092	—
Total	$615,688	$59,334	$38,319	$481,384	$36,651

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2015, we had $54.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)	Payment obligations for the variable rate debt are based on the weighted average interest rate in effect as of September 30, 2015 of 2.2%.

(4)	Payment obligations under the Series C Line of Credit are based on the interest rate in effect as of September 30, 2015 of 2.40%.

(5)	If the Company does not reach $1.0 billion in total asset value prior to March 31, 2016, both the Revolving Loans and Term Loan will mature on September 30, 2017.

(6)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.8% as of September 30, 2015, which is the fixed rate under the interest rate swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 3.2% as of September 30, 2015.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property; however, under our charter, we are required to limit our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines, unless borrowings in excess of such limit are approved by a majority of our independent directors. In addition to this limitation in our charter, the Board has adopted a policy to further limit our aggregate borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of the Board (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our initial capital raising stage. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of September 30, 2015, our ratio of debt to total gross real estate assets exceeded 60%, consistent with the policy approved by our independent directors.
Cash Flow Analysis
Operating Activities. During the nine months ended September 30, 2015, net cash provided by operating activities increased by $22.3 million to $20.0 million, compared to $2.3 million used in operating activities for the nine months ended September 30, 2014. The change was primarily due to an increase in net income of $16.0 million and an increase in depreciation and amortization of $14.1 million, offset by a decrease in amounts due to affiliates of $3.5 million, a decrease in working capital accounts of $541,000, and an increase in straight-line rental income of $3.8 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $171.4 million to $194.8 million for the nine months ended September 30, 2015, compared to net cash used in investing activities of $366.2 million for the nine months ended September 30, 2014. The change was primarily due to a decrease in investment in real estate assets of $112.4 million, and a decrease in funds placed in escrow for investment in real estate assets of $59.4 million.
Financing Activities. Net cash provided by financing activities decreased $190.0 million to $180.6 million for the nine months ended September 30, 2015, compared to $370.6 million for the nine months ended September 30, 2014. The change was primarily due to a decrease in net borrowings of $103.1 million, an increase in distributions to investors of $4.9 million, and a decrease in proceeds from the issuance of common stock, net of offering costs, of $82.1 million.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2014. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Recoverability of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets;

•	Derivative Instruments and Hedging Activities;

•	Revenue Recognition; and

•	Income Taxes.
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
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, advisory fees, selling commissions, dealer manager fees and reimbursement of certain operating costs. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation of the various related-party transactions, agreements and fees.

Subsequent Events
Certain events occurred subsequent to September 30, 2015 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. We are currently evaluating the impact to our financial statements of accounting pronouncements issued, but not yet applied by us.
Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of September 30, 2015, we had variable rate debt of $174.8 million. A 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our interest expense by $874,000 per annum.
As of September 30, 2015, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate net fair value of $(2.6) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2015, an increase of 50 basis points in interest rates would result in a derivative asset of $2.5 million, representing a $5.1 million net change to the fair value of the net derivative liability. A decrease of 50 basis points in interest rates would result in an increase of $5.2 million to the fair value of the net derivative liability.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the nine months ended September 30, 2015, we paid distributions of $13.2 million, including $7.4 million through the issuance of shares pursuant to the DRIP. Our net income (loss) was $9.6 million for the nine months ended September 30, 2015.
During the year ended December 31, 2014, we paid distributions of $5.1 million, including $2.8 million through the issuance of shares pursuant to the DRIP. Our net loss was $12.8 million as of December 31, 2014, cumulative since inception. As we did not commence principal operations until January 13, 2014, we did not pay any distributions during the period from February 26, 2013 (Date of Inception) to December 31, 2013.
Net cash provided by (used in) operating activities for the nine months ended September 30, 2015 was $20.0 million, and reflected a reduction for real estate acquisition-related expenses incurred of $4.8 million in accordance with GAAP. The distributions paid during the nine months ended September 30, 2015 were fully funded by net cash provided by operating activities.
Net cash used in operating activities for the year ended December 31, 2014 was $904,000 and reflected a reduction for real estate acquisition-related expenses incurred of $14.7 million, in accordance with GAAP. We treat our real estate acquisition-related expenses as funded by proceeds from our Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2014 includes the amount by which real estate acquisition-related expenses have reduced net cash flows used in operating activities. As such, all of our 2014 distributions were funded by proceeds from our Offering.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2015, we had issued approximately 34.8 million shares of our common stock in the Offering for gross offering proceeds of $345.9 million, out of which we paid $28.7 million in selling commissions and dealer manager fees and $6.9 million in organization and offering costs to CCI II Advisors or its affiliates. With the net offering proceeds and additional indebtedness, we acquired $825.0 million in real estate assets and incurred acquisition costs of $19.5 million, including costs of $17.0 million in acquisition fees and expense reimbursements to CCI II Advisors. As of November 9, 2015, we have sold approximately 37.2 million shares in the Offering for gross offering proceeds of $369.2 million. The Company did not make any sales of unregistered securities during the nine months ended September 30, 2015.
The Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. The Board reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, under our share redemption program, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid.
During the three months ended September 30, 2015, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	(1)
August 1, 2015 - August 31, 2015	22,451	$9.71	22,451	(1)
September 1, 2015 - September 30, 2015	—	$—	—	(1)
Total	22,451		22,451	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2015 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2015 that would require a response to this item.

Item 6.	Exhibits
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
Date: November 13, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 19, 2015).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 19, 2015).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Appendix D to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 19, 2015).
4.4	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Appendix E to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 19, 2015).
10.1
First Modification Agreement, dated March 26, 2015, by and between Cole Corporate Income Operating Partnership II, LP, JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer, Regions Bank, U.S. Bank National Association, Capital One, National Association, The Huntington National Bank and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.23 to Post-effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-187470), filed on October 1, 2015).

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