Form 10-K
period 2015-12-31
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2016-03-29
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share with discounts available for certain categories of purchasers. There were approximately 30.3 million shares of common stock held by non-affiliates as of June 30, 2015, for an aggregate market value of $303.1 million, assuming a market value of $10.00 per share.
The number of shares of common stock outstanding as of March 24, 2016 was approximately 49.9 million.

Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Office & Industrial REIT (CCIT II), Inc. Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Office & Industrial REIT (CCIT II), Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	Our sponsor may be unable to fully reestablish the financial network which previously supported us and/or regain the prior level of transaction and capital raising volume.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation, incorporated on February 26, 2013, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. We are the sole general partner of, and own, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”). We are externally managed by Cole Corporate Income Advisors II, LLC, a Delaware limited liability company (“CCI II Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls our external advisor, CCI II Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital.
Cole Capital has sponsored various real estate investment programs. CCI II Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CCI II Advisors has fiduciary obligations to us and our stockholders. Our charter provides that our independent directors are responsible for reviewing the performance of CCI II Advisors and determining whether the compensation paid to CCI II Advisors and its affiliates is reasonable. The advisory agreement with CCI II Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors.
Pursuant to a registration statement on Form S-11 (Registration No. 333-187470) filed with the SEC under the Securities Act and declared effective by the SEC on September 17, 2013, we commenced our initial public offering on a “best efforts” basis of up to a maximum of 250.0 million shares of our common stock at a price of $10.00 per share, and up to 50.0 million additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (together, the “Offering”).
We were initially capitalized on February 26, 2013 when CREInvestments, LLC (“CREI”), an affiliate of CCI II Advisors, acquired 20,000 shares of common stock for $200,000. On January 10, 2014, CREI deposited $2.5 million for the purchase of shares of common stock in the Offering into escrow. As a result, we satisfied the conditions of our escrow agreement and, on January 13, 2014, we broke escrow and issued the initial 275,000 shares of common stock in the Offering, resulting in gross proceeds of approximately $2.5 million and commenced principal operations. On February 7, 2014, the ownership of the shares held by CREI was transferred to VEREIT Operating Partnership, L.P. (“VEREIT OP”). Pursuant to our charter, VEREIT OP is prohibited from selling the 20,000 shares of our common stock that represents the initial investment in us for so long as Cole Capital remains our sponsor; provided, however, that VEREIT OP may transfer ownership of all or a portion of these 20,000 shares of our common stock to other affiliates of our sponsor. As of December 31, 2015, we had issued approximately 42.0 million shares of common stock in the Offering for gross offering proceeds of $416.7 million before offering costs and selling commissions of $42.7 million. As of March 24, 2016, we had $497.6 million in gross offering proceeds through the issuance of approximately 50.2 million shares of common stock in the Offering (including shares issued pursuant to the DRIP). The Board will continue to evaluate the timing for the close of the Offering, and currently expects the Offering to close during the third quarter of 2016.
We have used, and intend to continue using, substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. We expect that most of our properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of December 31, 2015, we owned 30 properties comprising approximately 8.9 million rentable square feet of commercial space located in 17 states, which were 100% leased.
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

Our charter requires that our independent directors review our investment policies, described below, at least annually to determine that our policies are in the best interests of our stockholders. Except to the extent that investment policies and limitations are included in our charter, our board of directors may revise our investment policies without the approval of our stockholders. Investment policies that are provided in our charter may only be amended by a vote of stockholders holding a majority of our outstanding shares, unless the amendments do not adversely affect the rights, preferences and privileges of our stockholders.

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

For example, distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters are often considered to be necessity properties if the properties are in strategic locations, are difficult to replace, or have other attributes, such as those mentioned above, that would make a tenant’s relocation difficult and/or costly. We believe that necessity properties provide a strong level of stability because they typically involve long-term leases and experience relatively low tenant turnover. We also believe that, as a result of recent and ongoing business developments, such as the role of the internet in the distribution of products, globalization of importing and exporting products and consolidation of businesses requiring office buildings to accommodate a single tenant, there is, and we expect there will continue to be, increasing demand by commercial tenants for necessity office and industrial properties.
For over three decades, our sponsor has developed and utilized this investment approach in acquiring and managing core commercial real estate assets. Historically, a substantial portion of our sponsor’s experience included the application of this investment approach in the retail sector, and in recent years, affiliates of CCI II Advisors have applied this conservative and disciplined investment approach in acquiring and managing necessity office and industrial properties. Further, our sponsor’s investment strategy focuses on properties that typically have high occupancy rates (greater than 90%) and reasonable leverage. In addition, our sponsor has built a business of approximately 350 employees who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources provides us with a competitive advantage.
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
Moody’s ratings are forward-looking opinions of future relative creditworthiness, which considers, but is not limited to, franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, provides one measure of the ability of a company to generate cash in the future.
A Moody’s debt rating of Baa3, which is the lowest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, are subject to moderate credit risk and as such may possess certain speculative characteristics. A Moody’s debt rating of AAA, which is the highest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, are of the highest quality and subject to the lowest level of credit risk.
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
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CCI II Advisors will also consider other factors in determining whether a tenant is creditworthy, for the purpose of meeting our investment objectives. CCI II Advisors’ underwriting process will also consider other information provided by third-party analytical services, such as Moody’s CreditEdge, along with CCI II Advisors’ own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition. See Note 17 — Subsequent Events to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding a credit downgrade for one of our tenants.

Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double-net or triple-net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. Double-net and triple-net leases help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. In respect of multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases.
We generally expect to enter into leases that have existing terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also contain provisions that increase the amount of base rent payable at points during the lease term. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to CCI II Advisors on an annual basis. The insurance certificates will be tracked and reviewed for compliance by CCI II Advisors personnel responsible for property and risk management. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that cover one year of annual rent in the event of a rental loss.
Some leases may require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.
In general, if a lease is assigned or subleased, the original tenant remains fully liable under the lease unless we release that original tenant from its obligations.
We may enter into sale-leaseback transactions, pursuant to which we purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (the “IRS”) could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and in certain circumstances, we could lose our REIT status.
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
•projected net cash flow yield; and
•projected internal rates of return.
Our board of directors has adopted a policy to prohibit acquisitions from affiliates of CCI II Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us and certain other conditions are met. See the section captioned “— Acquisition of Properties from Affiliates of CCI II Advisors” below.
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
We have and may continue to enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we are obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion.
In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and credited against the purchase price if the property is purchased.
In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate included elsewhere in this Annual Report on Form 10-K.

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
CCI II Advisors’ officers and key persons may have conflicts of interest in determining which program sponsored by Cole Capital should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CCI II Advisors’ officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interest of any affiliated co-venturer and in managing the joint venture. Since some or all of CCI II Advisors’ officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and VEREIT or any other real estate programs sponsored by Cole Capital would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
We may enter into joint ventures with VEREIT, other real estate programs sponsored by Cole Capital, CCI II Advisors, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.
Development and Construction of Properties
We have invested and may continue to invest in properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would invest in build-to-suit properties. Our general policy is to structure them as follows:

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

In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CCI II Advisors may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate included elsewhere in this Annual Report on Form 10-K.
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
We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third-party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with our sponsor, CCI II Advisors, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CCI II Advisors or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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
At the same time, CCI II Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CCI II Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. During the year ended December 31, 2015, we obtained borrowings that caused our ratio of debt to total gross real estate assets to exceed the 60% limitation, consistent with the policy previously approved by our independent directors. As of December 31, 2015, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 61% (59% including adjustment to debt for cash and cash equivalents).
After we have fully invested the net proceeds of our offering, CCI II Advisors intends to target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets.
CCI II Advisors will use its best efforts to obtain financing on the most favorable terms available to us. CCI II Advisors has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our board of directors. Under certain limited circumstances, lenders may have recourse to assets not securing the repayment of the indebtedness. CCI II Advisors may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have purchased and may continue to purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Part I, Item 1A. Risk Factors — Risk Associated with Debt Financing included elsewhere in this Annual Report on Form 10-K.
We may not borrow money from any of our directors, Cole Capital, CCI II Advisors or any of their affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2014, we entered into a $60.0 million subordinate credit facility with Series C, LLC, an affiliate of our advisor, with a maturity date of January 13, 2016 (the “Series C Loan”), which had $30.0 million outstanding as of December 31, 2015. Subsequent to December 31, 2015, we entered into a modification agreement with respect to the Series C Loan, extending the term to June 30, 2016 and decreasing the total commitment under the facility from $60.0 million to $30.0 million. The Series C Loan and the modification thereto were approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable than a comparable loan between unaffiliated parties.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2015, we had not sold any properties.
During the year ended December 31, 2015, we, through an assignment from an affiliate of CCI II Advisors, became a party to a purchase and sale agreement (the “PSA”) with a seller to acquire the right to purchase a property. On March 31, 2015, we assigned our rights in the PSA to a non-affiliated third party and recognized assignment fee income of $12.8 million, net of approximately $520,000 in transaction expenses.
Acquisition of Properties from Affiliates of CCI II Advisors
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CCI II Advisors, including properties acquired from affiliates of CCI II Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CCI II Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CCI II Advisors, including property developed by an affiliate of CCI II Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CCI II Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2015, we did not purchase any properties from affiliates of CCI II Advisors.
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

Our independent directors have an obligation to act on our behalf and on behalf of our stockholders in all situations in which a conflict of interest may arise.
We are subject to conflicts of interest arising out of our relationship with VEREIT, which also has investment objectives, targeted assets, and legal obligations similar to ours.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of CCI II Advisors act as an advisor to, and certain of our executive officers and one of our directors, act as executive officers and/or directors of Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”) and/or Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”), all of which are public, non-traded REITs offered, distributed and/or managed by affiliates of CCI II Advisors. In addition, all of these REITs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. VEREIT, CCPT IV and CCPT V focus primarily on the retail sector and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio. Former programs sponsored, distributed and managed by affiliates of CCI II Advisors were: Cole Corporate Income Trust, Inc. (“CCIT”), which merged with Select Income REIT, an unaffiliated publicly-listed REIT, on January 29, 2015; Cole Credit Property Trust, Inc. (“CCPT I”), which merged with VEREIT on May 19, 2014; and Cole Credit Property Trust II, Inc. (“CCPT II”), which merged with Spirit Realty Capital, Inc., an unaffiliated publicly-listed REIT, on July 17, 2013.
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
VEREIT and any real estate program sponsored by Cole Capital, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
 Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with CCI II Advisors and its affiliates, including VEREIT and other real estate programs sponsored by Cole Capital, we may still enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CCI II Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of CCI II Advisors in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CCI II Advisors, any of its affiliates, VEREIT or another real estate program sponsored by Cole Capital.
Other Activities of CCI II Advisors and Its Affiliates
We rely on CCI II Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in VEREIT and other real estate programs sponsored by Cole Capital and the fact that they have also engaged and will continue to engage in other business activities, CCI II Advisors and its officers, key persons and respective affiliates may have conflicts of interest in allocating their time between us, VEREIT and other real estate programs sponsored by Cole Capital and other activities in which they are involved. However, CCI II Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Capital and other ventures in which they are involved.
In addition, our executive officers also serve as officers and/or directors of CCI II Advisors, our dealer manager and/or other affiliated entities. As a result, these individuals owe duties to these other entities, as applicable, which may conflict with the duties that they owe to us and our stockholders.
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
Receipt of Fees and Other Compensation by CCI II Advisors and Its Affiliates
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related investment, will likely result in the receipt of fees and other compensation by CCI II Advisors and its affiliates, including acquisition and advisory fees, disposition fees and/or the possibility of subordinated performance fees. Subject to oversight by our board of directors, CCI II Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CCI II Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the investment and payable to CCI II Advisors and its affiliates regardless of the quality of the properties acquired. Similarly, until such time as our board of directors determines an estimated per share net asset value (“NAV”), the advisory fees will be based initially on the cost of our investments regardless of the quality of the properties acquired or services provided to us. Basing acquisition fees and advisory fees on the cost or estimated value of the investment may influence CCI II Advisors’ decisions relating to property acquisitions.
In addition, the sale of our shares of common stock in the Offering will result in dealer manager fees to CCC, our dealer manager and an affiliate of CCI II Advisors. Further, our dealer manager may have a compensation program for its registered employees who market and sell this investment to participating broker-dealers that may be different from the compensation program it has for the marketing and sale of other programs sponsored by Cole Capital. Different compensation programs may result in our dealer manager’s registered employees receiving different compensation for the marketing and sale of this investment than for the marketing and sale of other programs. Such a compensation program may create a conflict of interest by motivating our dealer manager’s registered employees to promote this investment over other programs sponsored by Cole Capital, or to promote investments in such other programs over this investment.
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
We reimburse CCI II Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relations services, including personnel costs, subject to certain limitations. During the year ended December 31, 2015, we incurred advisory fees and operating expense reimbursements of $5.9 million and $2.0 million, respectively. During the year ended December 31, 2014, we incurred advisory fees and operating expense reimbursements of $1.6 million and $411,000, respectively. In addition, during the years ended December 31, 2015 and 2014, $3.5 million and $4.9 million, respectively, were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering. During the years ended December 31, 2015 and 2014, CCI II Advisors permanently waived its rights to expense reimbursements totaling approximately $297,000 and $1.5 million, respectively, and thus we are not responsible for these amounts.
Reportable Segment
We operate on a consolidated basis in our commercial properties segment. See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers, or we may have to locate another property that meets our investment criteria. Regarding the leasing efforts of our owned properties, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties. See the section captioned “— Conflicts of Interest” above.
Property Concentrations
As of December 31, 2015, two tenants accounted for greater than 10% of our 2015 gross annualized rental revenue: Keurig Green Mountain (17%) and Freeport-McMoRan (13%). We also had certain geographic concentrations in our property holdings. As of December 31, 2015, we had properties in three states, with respective gross annualized rental revenue greater than 10% of our 2015 total gross annualized rental revenues: Massachusetts (17%), Ohio (15%), and Arizona (13%). In addition, we had tenants in four industries with respective gross annualized rental revenue greater than 10% of our 2015 total gross annualized rental revenue: manufacturing (26%), wholesale (17%), logistics (14%), and mining & natural resources (13%).
Environmental Matters
In connection with the ownership and operation of real estate, we potentially may be liable for costs and damages related to environmental matters. In addition, we may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property and/or another third party is responsible for environmental remediation costs related to a property subject to environmental remediation.  Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify us against future remediation costs. We carry environmental liability insurance on our properties that will provide limited coverage for remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable.
We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines the assessment is not necessary because there is an existing recent Phase I environmental site assessment. A Phase I environmental site assessment generally consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, interviewing the key site manager and/or property owner, contacting local governmental agency personnel and performing an environmental regulatory database search in an attempt to determine any known environmental concerns in, and in the immediate vicinity of, the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the investment opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding property, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding property, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (i.e., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our results of operations, financial condition or liquidity.
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
Investors should carefully consider the following factors, together with all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business
We have a limited operating history. Further, we are considered to be a “blind pool,” as we currently have not identified all of the properties or real estate-related investments we intend to purchase. For this and other reasons, an investment in our shares is speculative.
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
An investment in our shares will have limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares. You should view our shares only as a long-term investment.
There is no public market for our common stock and there may never be one. In addition, although we presently intend to consider alternatives for providing liquidity for our stockholders beginning five to seven years following the termination of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity. If you are able to find a buyer for your shares, you will likely have to sell them at a substantial discount to your purchase price. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment (more than seven years) because of the generally illiquid nature of the shares.
You are limited in your ability to sell your shares pursuant to our share redemption program and may have to hold your shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit your ability to sell your shares. Generally, you will be required to have held your shares for at least one year in order to participate in our share redemption program and, subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days prior notice, and our management may reject any request for redemption. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
We will be required to disclose an estimated value per share of our common stock no later than 150 days following the second anniversary of the date on which we broke escrow in the Offering, and such estimated value per share may be lower than the purchase price investors paid for shares of our common stock in the Offering. The estimated value per share will be an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
To assist members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons, pursuant to FINRA Conduct Rule 5110, we intend to prepare estimations of our value per outstanding share of common stock on at least an annual basis. For this purpose, we intend to use the offering price to acquire a share in the primary portion of the Offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until our board of directors determines our estimated per share value, which we currently expect will occur in early April 2016, but in no event later than June 11, 2016, the date that is 150 days following the second anniversary of breaking escrow in the Offering, pursuant to FINRA rules. The Offering price currently is not based on the value or net asset value of our investments or our expected cash flow. Therefore, this approach to valuing our shares may bear little relationship and may exceed what stockholders would receive for their shares if they tried to sell them or if we liquidated our portfolio or completed a merger or other sale of the Company.
Further, an amendment to NASD Rule 2340 will take effect on April 11, 2016, which will require that our stockholders’ customer account statements include a value per share that is less than our Offering price, because the amendment requires that, if we have not disclosed an estimated per share value, the “value” on the customer account statement must be equal to our Offering price less up-front underwriting compensation and certain organization and offering expenses.
The price at which stockholders purchased shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) until we disclose an estimated value per share based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the Company, because the amount of proceeds available for investment from the Offering is net of selling commissions, dealer manager fees, other organization and offering expense reimbursements and acquisition fees and expenses; (3) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the value of our investments; (4) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.
When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that pursuant to FINRA rules the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. After the initial determination of our estimated per share value, subsequent estimates of our per share value will be done annually and may be done on a quarterly basis. The estimated value per share will be an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result from an immediate sale of our assets.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on anticipated cash flow from operations over time. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties as offering proceeds become available, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to you and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to qualify as a REIT or maintain our REIT status.
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
During the year ended December 31, 2015, we paid distributions of $18.8 million, including $10.6 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2015 was $23.8 million and reflected a reduction for real estate acquisition-related expenses incurred of $7.6 million. The distributions paid during the year ended December 31, 2015 were fully covered by net cash provided by operating activities.
Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions may exceed our earnings and our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce your basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
Payment of fees and reimbursements to our dealer manager, and our advisor and its affiliates, reduces cash available for investment.
We currently pay CCC, our dealer manager, up to 9% of the gross proceeds of our primary offering in the form of selling commissions and a dealer manager fee, most of which is reallowed to participating broker-dealers. We also reimburse our advisor and its affiliates for up to 2% of our gross offering proceeds, including proceeds from sales of shares under our distribution reinvestment plan, for other organization and offering expenses. Such payments will reduce the amount of cash we have available to invest in real estate and result in a lower total return to our stockholders than if we were able to invest 100% of the gross proceeds from the Offering in properties. Moreover, dealer manager fees and selling commissions are included in the $10.00 per share primary offering price; therefore, our offering price does not, and is not intended to, reflect our net asset value. In addition, we currently pay substantial fees to our advisor and its affiliates for the services they perform for us. The payment of these fees, and any additional fees, reduces the amount of cash available for investment in properties.
We have experienced losses in the past, and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or sustain profitability. For a further discussion of our operational history and the factors affecting our losses, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to you and the value of your investment.
We could suffer from delays in locating suitable investments, particularly if the capital we raise in the Offering outpaces our advisor’s ability to identify potential investments and/or close on acquisitions. Delays we encounter in the selection and/or acquisition of income-producing properties likely would adversely affect our ability to pay distributions to you and/or the value of your overall returns. The large size of the Offering, coupled with competition from other real estate investors, increase the risk of delays in investing our net offering proceeds. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise in the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property.
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
If we are unable to raise substantial proceeds from the Offering, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition, ability to repay or refinance indebtedness and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in the Offering and invest in a diverse portfolio of real estate and real estate-related investments.
An inability to restore or enter into selling agreements with key broker-dealers would impact our ability to raise capital in the near term.
VEREIT became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole Real Estate Investments, Inc. and VEREIT on February 7, 2014. On October 29, 2014, VEREIT announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of VEREIT’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in offerings sponsored by Cole Capital that they would suspend their selling dealer agreements with our dealer manager with respect to such offerings, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of offerings sponsored by Cole Capital prior to entering into a selling dealer agreement with our dealer manager.
In March 2015, VEREIT announced the conclusions of the investigation and restated VEREIT’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. VEREIT also reported the remedial actions it had taken and was continuing to take in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of the Cole Capital sponsored non-traded REITs. In February 2016, VEREIT filed its annual report for the year ended December 31, 2015, in which VEREIT’s management concluded that all of the material weaknesses disclosed in VEREIT’s annual report for the fiscal year ended December 31, 2014 have been fully remediated; however, there can be no guarantee as to the effectiveness of VEREIT’s disclosure controls and procedures and there can be no assurance that VEREIT’s internal control over financial reporting will not be subject to material weaknesses in the future.
The suspension of selling agreements by broker-dealers participating in offerings sponsored by Cole Capital, including the Company, has had a negative impact on our ability to raise additional capital. VEREIT has reported that it is committed to supporting the efforts of our sponsor, Cole Capital, to restore relationships with broker-dealers participating in offerings sponsored by Cole Capital, including our Offering. If our sponsor’s efforts are not successful and broker-dealers do not otherwise enter into selling agreements with our dealer manager, or are delayed in entering into selling agreements with our dealer manager, we may not be able to raise a substantial amount of capital. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our leverage profile. Additionally, this could impact our ability to obtain financing. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.

The purchase price you pay for shares of our common stock prior to our Board’s determination of an estimated net asset value may be higher than the value of our assets per share of common stock at the time of your purchase.
Our board of directors arbitrarily determined the current offering price for our shares in its sole discretion. Prior to the determination by our board of directors of our estimated per share value, the offering price for our shares will not be based on the book value or net asset value of our current or expected investments, or our current or expected operating cash flows. Therefore, the current offering price established for shares of our common stock may not accurately represent the current value of our assets per share of common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.
It may be difficult to accurately reflect material events that may impact the estimated value of our shares between valuations and, accordingly, we may be selling and repurchasing shares at too high or too low a price.
Our independent valuer will calculate estimates of the market value of our principal real estate and real estate-related assets, and our board of directors will determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our board of directors is ultimately responsible for determining the estimated per share value. Since our board of directors will determine our estimated per share value annually (or possibly quarterly), there may be changes in the value of our properties that are not fully reflected in the most recent estimated per share value. As a result, the published per share value may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the per share value published before the announcement of an extraordinary event may differ significantly from our actual net asset value until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share value, as determined by our board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program.
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our sponsor and our advisor. Our sponsor underwent several changes in management in the past year. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity and we may fail to properly identify the appropriate mix of personnel and capital needed to operate as a stand-alone entity. Additionally, upon any internalization of our advisor, certain key personnel may not remain with our advisor, but will instead remain employees of our sponsor or its affiliates.
Our participation in a co-ownership arrangement could subject us to risks that otherwise may not be present in other real estate investments, which could result in litigation or other potential liabilities that could increase our costs and negatively affect our results of operations.
From time to time, we enter in co-ownership arrangements with respect to properties. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate and could result in litigation or other potential liabilities, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or our policies or objectives or status as a REIT;

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under any mortgage loan financing documents applicable to the property, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

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

•	the risk that we could have limited control and rights, with management decisions made entirely by a third party; and

•	the possibility that we will not have the right to sell the property at a time that otherwise could result in the property being sold for its maximum value.

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
A recent proposal by the U.S. Department of Labor regarding the definitional scope of “investment advice” under ERISA and the Internal Revenue Code, could have a negative impact on our ability to raise capital.
In April 2015, the U.S. Department of Labor issued a proposed regulation that would, if finalized in its current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. If this proposed regulation is finalized as proposed, it could have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts.
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item 1 of this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.
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

•
how and when to recommend to our board of directors a proposed strategy to provide our investors with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of fees.

Our advisor’s fee structure is principally based on the cost or book value of investments and not on performance, which could result in our advisor taking actions that are not necessarily in the long-term best interests of our stockholders.
The acquisition fee and the advisory fee we pay to our advisor are both based on the cost or book value of such investments (until such time as the assets are valued). As a result, our advisor receives these fees regardless of the quality of such investments, the performance of such investments or the quality of our advisor’s services rendered to us in connection with such investments. This creates a potential conflict of interest between us and our advisor, as the interests of our advisor in receiving the acquisition fee and the advisory fee may not be aligned with our interest of acquiring real estate that is likely to produce the maximum risk-adjusted returns.
Our advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our board of directors elects to provide liquidity to our investors, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our advisor earning a performance fee, which could have the effect of delaying, deferring or preventing a change of control.
A number of other real estate programs sponsored by Cole Capital, as well as VEREIT, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT IV, CCPT V, Cole Income NAV Strategy and VEREIT have characteristics, including targeted investment types, investment objectives and criteria, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as VEREIT or one or more of the other real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of VEREIT and other REITs sponsored by Cole Capital and/or their advisors, the general partners of other private investment programs sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. VEREIT has implemented an asset allocation process to allocate property acquisitions among VEREIT and various programs sponsored by Cole Capital. Additionally, for programs sponsored by Cole Capital that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to us and CCPT V, but does not apply to CCPT IV or Cole Income NAV Strategy. All transactions with a purchase price at or below $100 million will be allocated among us, VEREIT and the other programs sponsored by Cole Capital by an allocation committee, which is comprised entirely of employees of our sponsor and its affiliates, in a manner consistent with the policy described in the “Conflicts of Interest” section of Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, there is a risk that the allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by VEREIT or another real estate program sponsored by Cole Capital.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where VEREIT or other real estate programs sponsored by Cole Capital own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since VEREIT or other real estate programs sponsored by Cole Capital may be competing with us for these investments.
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Our president and chief executive officer, Glenn J. Rufrano, who also serves as one of our directors, also is the chief executive officer of VEREIT and an officer and/or director of Cole Capital, our advisor, other real estate programs sponsored by Cole Capital and/or one or more entities affiliated with our advisor. In addition, our chief financial officer and treasurer, Simon J. Misselbrook, is also an officer of Cole Capital, our advisor, other real estate programs sponsored by Cole Capital and one or more entities affiliated with our advisor. Our advisor and its key personnel are also key personnel of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. These duties to such other entities and persons may create conflicts with the duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are adverse to our business and violate their duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.

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
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with VEREIT or real estate programs sponsored by Cole Capital, which could result in a disproportionate benefit to VEREIT or another real estate program sponsored by Cole Capital.
We may enter into joint ventures with VEREIT or another real estate program sponsored by Cole Capital for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. Since one or more of the executive officers of our advisor are executive officers of VEREIT, Cole Capital and/or the advisors to other real estate programs sponsored by Cole Capital, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with VEREIT or another real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and VEREIT or another real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as described in Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Risks Related to Our Corporate Structure
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 500,000,000 shares of stock, of which (i) 245,000,000 shares are designated as Class A common stock, (ii) 245,000,000 shares are designated as Class T common stock, and (iii) 10,000,000 shares are designated as preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our board of directors could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
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

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he, she or it otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
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
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. This provision may be amended or eliminated at any time in the future. If this provision were amended or eliminated, this statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.
Our charter includes a provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter requires that any tender offer, including any “mini-tender” offer, must comply with most of the requirements of Regulation 14D of the Exchange Act. The offering person must provide us notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, our stockholders will be prohibited from transferring any shares to such non-complying person unless they first offered such shares to us at the tender offer price offered by the non-complying person. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent you from receiving a premium to your purchase price for your shares in such a transaction.
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

•
pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the 40% test). “Investment securities” exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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
Our board of directors may change certain of our policies without stockholder approval, which could alter the nature of your investment. If you do not agree with the decisions of our board of directors, you only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of your investment could change without your consent. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

•	the election or removal of directors;

•
an amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, or the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided, however, that any such amendment does not adversely affect the rights, preferences and privileges of our stockholders;

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
Existing stockholders and potential investors in the Offering do not have preemptive rights to any shares issued by us in the future. Our charter has authorized 500,000,000 shares of stock, of which 245,000,000 shares are classified as Class A common stock, 245,000,000 shares are classified as Class T common stock, and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase or decrease the aggregate number of authorized shares of stock or the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Investors purchasing shares in the Offering likely will suffer dilution of their equity investment in us, in the event that we (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Capital, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
General Risks Related to Investments in Real Estate
Adverse economic, regulatory and geographical conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in international, national or local economic and geographic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These risks and other factors may prevent us from being profitable, or from maintaining or growing the value of our real estate properties.
The demand for and profitability of our industrial properties may be adversely affected by fluctuations in manufacturing activity in the United States.
Our industrial properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-U.S. manufacturing workers. The outsourcing of manufacturing functions could lower the demand for our industrial properties. Moreover, an increase in the cost of raw materials or decrease in the demand of housing could cause a slowdown in manufacturing activity, such as furniture, textiles, machinery and chemical products, and our profitability may be adversely affected.
We are primarily dependent on single-tenant leases for our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We focus our investment activities on ownership of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and could cause a significant reduction in our revenues. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.
We cannot assure you that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that incur a vacancy could be difficult to re-lease or sell. We have and may continue to experience vacancies either by the continued default of a tenant under its lease or the expiration of one of our leases. Upon the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, build-to-suit remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available for distribution to our stockholders and unitholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to tenant, geographic and industry concentrations that make us more susceptible to adverse events with respect to certain tenant, geographic areas or industries.
As of December 31, 2015, we had derived approximately:

•	17% and 13% of our 2015 gross annualized rental revenues from Keurig Green Mountain and Freeport-McMoRan, respectively;

•	17%, 15%, and 13% of our 2015 gross annualized rental revenues from tenants in Massachusetts, Ohio, and Arizona, respectively; and

•	26%, 17%, 14%, and 13% of the Company’s 2015 gross annualized rental revenues from tenants in the manufacturing, wholesale, logistics, and mining and natural resources industries, respectively.
Any adverse change in the financial condition of a tenant to whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us.
If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to you.
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay in full amounts it owes us under the lease. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to our stockholders and unitholders.
In addition, the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure could have an adverse effect on our results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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

We have assumed, and may in the future assume, liabilities in connection with our property acquisitions, including unknown liabilities.
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction and expect in the future to assume existing liabilities in the event we acquire additional properties. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations.
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
 Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased vacancy rates in the commercial real estate sector. If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of income for our stockholders. As a result, increased vacancy rates could have the following negative effects on us:

•	the values of our potential investments in commercial properties could decrease below the amount paid for such investments;

•	revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increased tenant improvement expenses or concessions;

•	revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations; and/or

•	the resale value of such properties could decline.
 All of these factors could impair our ability to make distributions and decrease the value of an investment in our shares.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to you.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from the Offering to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our investments may generate lower cash flows or decline in value, or both.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default in payment by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.

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
We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely impact our ability to make cash distributions to our stockholders.
Real estate investments are relatively illiquid generally and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, liquidity and results of operations.
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
We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment business objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure you that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.
Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default.
As of December 31, 2015, approximately 41.6% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
 A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties that are subject to loans will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change of control even though that disposition or change of control might be in the best interests of our stockholders.
Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. Some of our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to you.
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets — The debt market is sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and commercial mortgage backed securities (“CMBS”) industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets — While incremental demand growth has helped to reduce vacancy rates and support modest rental growth in recent years, and while improving fundamentals have resulted in gains in property values, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the most recent economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Generally, we expect each of our tenants will be responsible for insuring their goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple-net basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. In addition, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against specific types of risks as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available at a reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses.
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
Acquisitions of build-to-suit properties will be subject to additional risks related to properties under development.
We may engage in build-to-suit programs and the acquisition of properties under development. In connection with these acquisitions, we will enter into purchase and sale arrangements with sellers or developers of suitable properties under development or construction. In such cases, we are generally obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. We may also engage in development and construction activities involving existing properties, including the expansion of existing facilities (typically at the request of a tenant) or the development or build-out of vacant space at retail properties. We may advance significant amounts in connection with certain development projects.
As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks, as well as the risk of loss of certain amounts that we have advanced should a development project not be completed. To the extent that we engage in development or construction projects, we may be subject to uncertainties associated with obtaining permits or re-zoning for development, environmental concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a developer or builder fails to perform, we may terminate the purchase, modify the construction contract or resort to legal action to compel performance (or in certain cases, we may elect to take over the project and pursue completion of the project ourselves). A developer’s or builder’s performance may also be affected or delayed by conditions beyond that party’s control. Delays in obtaining permits or completion of construction could also give tenants the right to terminate preconstruction leases.
We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased project costs or the loss of our investment. Although we rarely engage in construction activities relating to space that is not already leased to one or more tenants, to the extent that we do so, we may be subject to normal lease-up risks relating to newly constructed projects. We also will rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If these projections are inaccurate, we may pay too much for a property and our return on our investment could suffer. If we contract with a development company for a newly developed property, there is a risk that money advanced to that development company for the project may not be fully recoverable if the developer fails to successfully complete the project.
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
Competition with third parties in acquiring, leasing or selling properties may reduce our profitability and the return on your investment.
We will compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and you may experience a lower return on your investment.
We also are subject to competition in the leasing of our properties. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties becomes vacant and our competitors (which could include funds sponsored by affiliates of our advisor) offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent abatements in order to retain tenants when such tenants’ lease expire or attract new tenants.
In addition, if our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our business, financial condition, liquidity and results of operations may be adversely affected.

Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, current or previous owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing.
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
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
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

A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense.
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
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report, along with justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report, along with a justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines and our charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. We expect that during the period of the Offering, high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to you and could result in a decline in the value of your investment.

We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flows are sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to qualify and maintain our qualification as a REIT. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of your investment.
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
We may not be able to generate sufficient cash flow to meet our debt service obligations.
Our ability to make payments on and to refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
Additionally, if we incur additional indebtedness in connection with any future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time; and

•	restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our operations.

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
We have financed some of our property acquisitions using interest-only mortgage indebtedness and may continue to do so. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
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
To hedge against exchange rate and interest rate fluctuations, we have used, and may continue to use, derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.
We have used, and may continue to use, derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in CMBS. Derivative instruments may include interest rate swap contracts, interest rate caps or floor contracts, rate lock arrangements, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.
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
We may make or acquire mortgage, bridge or mezzanine loans, or participations in such loans, to the extent our advisor determines that it is advantageous for us to do so. However, if we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan.
We are subject to risks relating to real estate-related securities, including CMBS.
Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities may be subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer or that income from collateral may be insufficient to meet debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the obliged parties to repay principal and interest or make distribution payments.
CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to the risks listed above and all of the risks of the underlying mortgage loans. CMBS are issued by investment banks and non-regulated financial institutions, and are not insured or guaranteed by the U.S. government. The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole and may be negatively impacted by any dislocation in the mortgage-backed securities market in general.
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
We are currently taxed as a REIT under the Internal Revenue Code. Our ability to maintain our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income, and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.
Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. We would characterize such a sale-leaseback transaction as a “true lease,” which treats the lessor as the owner of the property for federal income tax purposes. In the event that any sale-leaseback transaction is challenged by the IRS and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re- characterization. Alternatively, such a re-characterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.

You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our DRIP, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, you may be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause you to be subject to additional income tax liability. Unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability arising as a result of the distributions reinvested in our shares.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% (not including the net investment income tax). Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

If our operating partnership or certain other subsidiaries fail to maintain their status as disregarded entities or partnerships, their income may be subject to taxation, which would reduce the cash available to us for distribution to you.
We intend to cause CCI II OP, our operating partnership, to maintain its current status as an entity separate from us (a disregarded entity), or in the alternative, a partnership for federal income tax purposes. Our operating partnership would lose its status as a disregarded entity for federal income tax purposes if it issues interests to any subsidiary we establish that is not a disregarded entity for tax purposes (a regarded entity) or a person other than us. If our operating partnership issues interests to any subsidiary we establish that is a regarded entity for tax purposes or a person other than us, we would characterize our operating partnership as a partnership for federal income tax purposes. As a disregarded entity or partnership, our operating partnership is not subject to federal income tax on its income. However, if the IRS were to successfully challenge the status of our operating partnership as a disregarded entity or partnership, CCI II OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate-level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment.
In addition, if certain of our other subsidiaries through which CCI II OP owns its properties, in whole or in part, loses their status as partnerships or disregarded entities for federal income tax purposes, such subsidiaries would be subject to taxation as corporations, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CCI II OP’s subsidiaries also could threaten our ability to maintain REIT status.
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
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends or make taxable stock dividends. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Non-U.S. stockholders may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax upon the disposition of our shares.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (the “FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. However, because our common stock is and will be publicly traded, no assurance can be given that we are or will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale.
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
If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
For our taxable years that ended on or before December 31, 2014, in order for our distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions could not have been “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis or reasonable cause exception with respect to preferential dividends under the Internal Revenue Code. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made and for the four taxable years following the year of termination if we were unable to cure such failure.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (“TRS”). This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.
The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The board of directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the board of directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Information for a discussion of the properties we hold for rental operations and Part IV, Item 15. Exhibits, Financial Statement Schedules — Schedule III — Real Estate and Accumulated Depreciation of this Annual Report on Form 10-K for a detailed listing of such properties.

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
Market Information
As of March 24, 2016, we had approximately 49.9 million shares of common stock outstanding, held by a total of 10,341 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
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
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the estimated value of our common stock was $10.00 per share as of December 31, 2015. The basis for this valuation is the fact that the offering price for shares of our common stock in the primary portion of the Offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. We intend to continue to use the offering price to acquire a share in the primary portion of the Offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in the Offering, pursuant to FINRA rules. However, as a result of recent amendments to rules promulgated by FINRA, we currently expect to disclose an estimated per share value of our shares in early April 2016, but in no event later than June 11, 2016, the date that is 150 days following the second anniversary of the date which we broke escrow in the Offering. On February 1, 2016, pursuant to the prior approval of a valuation committee of our board of directors solely comprised of our independent directors, in accordance with the valuation policies previously adopted by our board of directors, we engaged Cushman & Wakefield of Illinois, Inc., Valuation & Advisory group (“Cushman & Wakefield”) to assist with determining the estimated per share NAV, as ultimately determined by our board of directors (inclusive of subsequent valuations of our common stock, the “Estimated Share Value”). There are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an Estimated Share Value; provided, however, that the determination of the Estimated Share Value must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. We intend to conduct the valuation in accordance with the valuation guidelines established by the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs. After the initial valuation, valuations will be done at least annually and may be done on a quarterly basis. The valuations will be estimates as of a given point in time and likely will not represent the amount of net proceeds that would result from an immediate sale of our assets.
 Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present a portion consisting of at least the lesser of (1) 25% of the holder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500 to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, board of directors, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.
During the term of the Offering, and until such time as our board of directors determines the Estimated Share Value, the redemption price per share (other than for shares purchased pursuant to our DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time we are engaged in an offering of our shares, the per share price for shares purchased under our redemption program will always be equal to or lower than the applicable per share offering price.
After such time as our board of directors has determined an Estimated Share Value, the per share redemption price (other than for shares purchased pursuant to our DRIP) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the Estimated Share Value; after two years from the purchase date, 97.5% of the Estimated Share Value; and after three years from the purchase date, 100% of the Estimated Share Value. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the Estimated Share Value. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales subsequent to the establishment of the Estimated Share Value, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. In no event will the Estimated Share Value established for purposes of our share redemption program exceed the then-current estimated share value established for purposes of our DRIP.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code (“UCC”) search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs for conducting the UCC search will be borne by us.
We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, any limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death, during the term of the Offering and until such time as our board of directors determines the Estimated Share Value, will be redeemed at a purchase price equal to 100% of the amount actually paid for the shares. Shares redeemed in connection with a stockholder’s death, after such time as our board of directors has determined the Estimated Share Value, will be redeemed at a purchase price per share equal to 100% of the Estimated Share Value. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.
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

We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately one-fourth of 5% (1.25%) of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited, among other things, to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP, net of shares redeemed to date; however, our management may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares we may redeem during the respective trailing 12 month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any quarter, in which case quarterly redemptions will be made pro rata, except as described below. Our management also reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.
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
We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. (While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis.) We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP on the earlier of September 17, 2016, unless our DRIP is extended pursuant to applicable law, or the date we sell all of the shares registered for sale under our DRIP, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.
Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, which may include the sale of the Company, the sale of all or substantially all of our assets, a merger or similar transaction, an alternative strategy that will result in a significant increase in opportunities for stockholders to redeem their shares or the listing of the shares of our common stock for trading on a national securities exchange. We cannot guarantee that a liquidity event will occur.
The shares we redeem under our share redemption program are canceled and returned to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

During the year ended December 31, 2015, we received valid redemption requests under our share redemption program totaling approximately 266,300 shares, of which we redeemed approximately 193,100 shares as of December 31, 2015 for approximately $1.9 million ($9.78 per share) and approximately 73,200 shares subsequent to December 31, 2015 for approximately $701,000 ($9.58 per share). During the year ended December 31, 2014, we received valid redemption requests for approximately 1,700 shares, all of which we redeemed as of December 31, 2014 for approximately $17,000 ($10.00 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP. During the years ended December 31, 2015 and 2014, we issued approximately 1.1 million and 298,000 shares, respectively, of common stock under our DRIP for proceeds of $10.6 million and $2.8 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.
During the three-month period ended December 31, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	—	$—	—	(1)
November 1, 2015 - November 30, 2015	78,810	$9.59	78,810	(1)
December 1, 2015 - December 31, 2015	—	$—	—	(1)
Total	78,810		78,810	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions appearing elsewhere in this Annual Report on Form 10-K, and Note 13 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.
Distributions
We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions appearing elsewhere in this Annual Report on Form 10-K for additional information on distributions.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholder’s tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. We paid no distributions during the period from February 26, 2013 (Date of Inception) to December 31, 2013.
The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Total Distributions Paid	Distributions Paid per Common Share	Nontaxable Distributions per Common Share	Ordinary Dividends per Common Share
2015	$18,828	$0.60	$0.08	$0.52
2014	$5,108	$0.50	$0.23	$0.27
Use of Public Offering Proceeds
On September 17, 2013, we registered 300.0 million shares of our common stock in the Offering (File No. 333-187470), of which we registered 250.0 million shares at $10.00 per share to be offered to the public and 50.0 million shares offered to our investors pursuant to our DRIP at $9.50 per share, for an aggregate offering price of $2.975 billion. Additionally, as of December 31, 2015, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.

As of December 31, 2015, we had issued approximately 42.0 million shares of common stock in the Offering for gross offering proceeds of $416.7 million before organization and offering costs, selling commissions and dealer manager fees of $42.7 million, out of which we paid $34.3 million in selling commissions and dealer manager fees and $8.4 million in organization and offering costs to CCI II Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $891.5 million in real estate and related assets and incurred acquisition costs of $22.3 million, including costs of $18.3 million in acquisition fees and expense reimbursements to CCI II Advisors. As of March 24, 2016, we had issued approximately 50.2 million shares in the Offering for gross offering proceeds of $497.6 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K. Certain amounts presented below have been reclassified to conform to the current period presentation. See Note 2 — Summary of Significant Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various reclassifications. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,		Period from February 26, 2013 (Date of Inception) to December 31, 2013
	2015	2014
Balance Sheet Data:
Total real estate investments, net	$885,180	$648,526	$—
Cash and cash equivalents	$18,060	$11,141	$138
Total assets	$920,109	$666,205	$139
Notes payable and credit facility, net	$514,094	$399,293	$—
Line of credit with affiliate	$30,000	$30,000	$—
Intangible lease liabilities, net	$22,721	$8,222	$—
Redeemable common stock	$11,520	$2,816	$—
Total liabilities	$579,608	$465,890	$—
Stockholders’ equity	$328,981	$197,499	$100
Operating Data:
Total revenues	$74,015	$17,846	$—
Total operating expenses	$49,122	$26,370	$100
Operating income (loss)	$24,893	$(8,524)	$(100)
Net income (loss)	$6,840	$(12,716)	$(100)
Cash Flow Data:
Net cash provided by (used in) operating activities	$23,788	$(904)	$(61)
Net cash used in investing activities	$(265,323)	$(628,164)	$—
Net cash provided by financing activities	$248,454	$640,071	$199
Per Share Data:
Net income (loss) - basic and diluted	$0.22	$(1.25)	$(5.38)
Distributions declared per common share	$0.63	$0.63	$—
Weighted average shares outstanding - basic and diluted	31,204,356	10,174,511	18,576

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on February 26, 2013, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced our principal operations on January 13, 2014 when we satisfied the conditions of our escrow agreement and issued approximately 275,000 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI II Advisors. VEREIT indirectly owns and/or controls CCI II Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness, and acquisition and operating expenses. Rental and other property income accounted for 75% of total revenue for the year ended December 31, 2015. As 100% of our rentable square feet was under lease as of December 31, 2015, with a weighted average remaining lease term of 10.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. See Note 17 — Subsequent Events to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding a credit downgrade for one of our tenants. As of December 31, 2015, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate net of gross intangible lease liabilities, was 59%.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In the United States, the overall economic environment continued to improve in 2015. The U.S. gross domestic product increased to 2.4% in 2015 and unemployment decreased 0.6% during 2015 to 5.0% for December 2015. In 2015, the Federal Reserve raised interest rates for the first time since 2006. In addition, cross-border investors deployed record levels of capital into the U.S. in 2015, increasing by more than 150% over 2014.
Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies.

Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Recoverability of Real Estate Assets
We invest in real estate assets and subsequently monitor those investments quarterly for impairment, including the review of real estate properties subject to direct financing leases. Additionally, we record depreciation and amortization related to our investments. The risks and uncertainties involved in applying the principles related to real estate investments include, but are not limited to, the following:

•	The estimated useful lives of our depreciable assets affects the amount of depreciation and amortization recognized on our investments;

•	The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the value of assets and recognize an impairment loss;

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and

•	Changes in assumptions based on actual results may have a material impact on our financial results.
Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. Tangible assets consist of land, buildings, and tenant improvements. Intangible assets consist of above- and below-market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

•
The value allocated to land, as opposed to buildings and tenant improvements, affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense is lower than if more value is attributed to buildings and tenant improvements;

•
Intangible lease assets and liabilities can be significantly affected by estimates including market rent, lease terms including renewal options at rental rates below estimated market rental rates, carrying costs of the property during a hypothetical expected lease-up period, and current market conditions and costs, including tenant improvement allowances and rent concessions; and

•	We determine whether any financing assumed is above- or below-market based upon comparison to similar financing terms for similar investment properties.
Derivative Instruments and Hedging Activities
Our decision to enter into hedging activities is based on the application of current market conditions and is subject to variability over time. Utilizing derivative financial instruments exposes us to credit risk, basis risk and legal enforceability risks. If we were unable to manage these risks effectively, our results of operations and financial condition could be adversely affected. We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such instruments is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We account for our derivative instruments at fair value.

Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Portfolio Information
As of December 31, 2015, we owned 30 properties comprising approximately 8.9 million rentable square feet of commercial space located in 17 states, which were 100% leased and had a weighted average remaining lease term of 10.9 years. Due to the volume of acquisitions during the periods presented, a discussion of same store sales is not considered meaningful and as such is not included in the portfolio information.
The following table shows the property statistics of our real estate assets as of December 31, 2015 and 2014. As we did not commence principal operations until January 13, 2014, comparative financial data is not presented for the period from February 26, 2013 (Date of Inception) to December 31, 2013.

	Year Ended December 31,
	2015	2014
Number of commercial properties	30	23
Approximate rentable square feet	8.9 million	7.2 million
Percentage of rentable square feet leased	100%	100%
The following table summarizes our real estate investment activity during the years ended December 31, 2015 and 2014. As we did not commence principal operations until January 13, 2014, comparative financial data is not presented for the period from February 26, 2013 (Date of Inception) to December 31, 2013.

	Year Ended December 31,
	2015		2014
Commercial properties acquired	7		23
Approximate aggregate purchase price of acquired properties	$237.7	million	$646.5	million
Approximate rentable square feet	1.7 million		7.2 million
The following table shows the tenant diversification of our real estate portfolio, based on gross annualized rental revenue as of December 31, 2015:

			2015	Percentage of
	Total	Leased	Gross Annualized	2015
	Number	Square	Rental Revenue	Gross Annualized
Tenant	of Leases	Feet	(in thousands)	Rental Revenue
Keurig Green Mountain	2	431,233	$11,499	17%
Freeport-McMoRan	1	246,490	8,754	13%
Procter & Gamble	1	1,791,246	6,195	9%
Amazon.com	1	1,016,065	3,745	6%
UPS	1	614,240	3,463	5%
Amcor Rigid Plastics	3	807,158	3,215	5%
State of Alabama Department of Education	1	114,035	3,040	5%
FedEx	4	285,230	2,877	4%
DuPont	1	184,288	2,623	4%
ProteinSimple	1	97,957	2,529	4%
Other	15	3,268,120	18,777	28%
	31	8,856,062	$66,717	100%

The following table shows the tenant industry diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2015:

			2015	Percentage of
	Total	Leased	Gross Annualized	2015
	Number	Square	Rental Revenue	Gross Annualized
Industry	of Leases	Feet	(in thousands)	Rental Revenue
Manufacturing	11	4,639,732	$17,433	26%
Wholesale	2	431,233	11,499	17%
Logistics	7	1,717,420	9,504	14%
Mining and Natural Resources	1	246,490	8,754	13%
Government and Public Services	3	200,398	4,859	7%
Retail - Internet	1	1,016,065	3,745	6%
Professional Services	2	183,000	3,016	5%
Agriculture	1	184,288	2,623	4%
Healthcare	1	97,957	2,529	4%
Construction	1	68,950	1,388	2%
Other	1	70,529	1,367	2%
	31	8,856,062	$66,717	100%
The following table shows the geographic diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2015:

			2015	Percentage of
	Total	Rentable	Gross Annualized	2015
	Number	Square	Rental Revenue	Gross Annualized
Location	of Properties	Feet	(in thousands)	Rental Revenue
Massachusetts	2	431,233	$11,499	17%
Ohio	4	2,935,442	10,072	15%
Arizona	1	249,012	8,839	13%
Alabama	2	234,035	5,211	8%
Indiana	3	1,387,912	4,587	7%
California	2	181,798	4,263	6%
Virginia	1	1,016,065	3,745	6%
New Hampshire	1	614,240	3,463	5%
Iowa	2	209,686	2,823	4%
Texas	2	126,950	2,306	4%
Other	10	1,469,689	9,909	15%
	30	8,856,062	$66,717	100%
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years, and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof and structure of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2015, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total		2015	Percentage of
	Number	Leased	Gross Annualized	2015
Year of	of Leases	Square Feet	Rental Revenue	Gross Annualized
Lease Expiration	Expiring	Expiring	Expiring (in thousands)	Rental Revenue
2016	—	—	$—	—%
2017	—	—	—	—%
2018	—	—	—	—%
2019	—	—	—	—%
2020	—	—	—	—%
2021	1	2,522	85	*
2022	—	—	—	—%
2023	4	1,061,748	8,680	13%
2024	9	3,539,851	13,695	21%
2025	6	738,432	6,661	10%
Thereafter	11	3,513,509	37,596	56%
	31	8,856,062	$66,717	100%
____________________________________
* Represents less than 1% of the total annual base rent.
Results of Operations
As we did not commence principal operations until January 13, 2014, comparative financial data is not presented for the year ended December 31, 2013. The following table provides summary information about our results of operations for the years ended December 31, 2015 and 2014, and for the period from February 26, 2013 (Date of Inception) to December 31, 2013 (dollars in thousands):

	Year Ended December 31,		2015 vs 2014 Increase/ (Decrease)
	2015	2014
Total revenues	$74,015	$17,846	$56,169
General and administrative expenses	$4,126	$1,325	$2,801
Property operating expenses	$3,432	$1,161	$2,271
Real estate tax expenses	$4,694	$1,220	$3,474
Advisory fees and expenses	$5,929	$1,638	$4,291
Acquisition-related expenses	$7,561	$14,726	$(7,165)
Depreciation and amortization	$23,380	$6,300	$17,080
Operating income (loss)	$24,893	$(8,524)	$33,417
Interest expense and other, net	$18,053	$4,192	$13,861
Net income (loss)	$6,840	$(12,716)	$19,556
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses subject to reimbursement by our tenants, which results in tenant reimbursement income.
2015 vs 2014 — Revenue increased $56.2 million to $74.0 million for the year ended December 31, 2015, compared to $17.8 million for the year ended December 31, 2014. Rental income from net leased commercial properties accounted for 75% and 88% of total revenue during the years ended December 31, 2015 and 2014. We also paid certain operating expenses subject to reimbursement from our tenants, which resulted in $5.8 million of tenant reimbursement income during the year ended December 31, 2015, compared to $2.1 million during the year ended December 31, 2014. The increase was primarily due to assignment fee income of $12.8 million, as discussed in Note 4 — Real Estate Acquisitions to our consolidated financial statements in this Annual Report on Form 10-K, as well as owning 23 properties for the full year ended December 31, 2015 and acquiring seven additional properties during such period.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, state franchise and income taxes, operating expense reimbursements to our advisor, accounting fees and unused fees on the Credit Facility, as defined in “—Liquidity and Capital Resources — General” below.
2015 vs 2014 — General and administrative expenses increased $2.8 million to $4.1 million for the year ended December 31, 2015, compared to $1.3 million for the year ended December 31, 2014. The increase was primarily due to increases in operating expense reimbursements to our advisor, unused fees on the Credit Facility and increases in accounting fees, combined with increased escrow and trustee fees as a result of an increase in the number of stockholders of record.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by the tenant for reimbursable property operating expenses in accordance with the respective lease agreements.
2015 vs 2014 — Property operating expenses increased $2.2 million to $3.4 million for the year ended December 31, 2015, compared to $1.2 million for the year ended December 31, 2014. The increase was primarily due to owning 23 properties for the full year ended December 31, 2015 and acquiring seven additional properties during such period.
Real Estate Tax Expenses
2015 vs 2014 — Real estate taxes increased $3.5 million to $4.7 million for the year ended December 31, 2015, compared to $1.2 million for the year ended December 31, 2014. The increase was due to a $2.4 million increase in a property tax assessment for one property as well as owning 23 properties for the full year ended December 31, 2015 and purchasing seven additional properties during such period.
Advisory Fees and Expenses
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
2015 vs 2014 — Advisory fees and expenses increased $4.3 million to $5.9 million for the year ended December 31, 2015, compared to $1.6 million for the year ended December 31, 2014. The increase was primarily due to an increase in our average invested assets to $769.0 million for the year ended December 31, 2015, compared to $323.3 million for the year ended December 31, 2014.
Acquisition-Related Expenses
2015 vs 2014 — Acquisition-related expenses decreased $7.1 million to $7.6 million for the year ended December 31, 2015, compared to $14.7 million for the year ended December 31, 2014. The change was primarily due to the acquisition-related expenses incurred in connection with the purchase of seven properties for an aggregate purchase price of $237.7 million during the year ended December 31, 2015, compared to the purchase of 23 properties for an aggregate purchase price of $646.5 million during the year ended December 31, 2014.
Depreciation and Amortization
2015 vs 2014 — Depreciation and amortization expenses increased $17.1 million to $23.4 million for the year ended December 31, 2015, compared to $6.3 million for the year ended December 31, 2014. The increase was primarily due to owning 23 properties for the full year ended December 31, 2015 and purchasing seven additional properties during such period.
Interest Expense and Other, Net
2015 vs 2014 — Interest expense and other, net increased $13.9 million to $18.1 million for the year ended December 31, 2015, compared to $4.2 million during the year ended December 31, 2014. The increase was primarily due to $115.4 million in debt issued during the year ended December 31, 2015, incurring interest expense on debt issued during the year ended December 31, 2014 throughout the entire year ended December 31, 2015, and the amortization of deferred financing costs.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0017260274 per share (which equates to approximately 6.30% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on December 31, 2015. In addition, our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.0017213115 per share (which equates to approximately 6.30% on an annualized basis, calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on June 30, 2016.
During the years ended December 31, 2015 and 2014, we paid distributions of $18.8 million and $5.1 million, respectively, including $10.6 million and $2.8 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by (used in) operating activities for the years ended December 31, 2015 and 2014 was $23.8 million and $(904,000), respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $7.6 million and $14.7 million, respectively. The distributions paid during the year ended December 31, 2015 were fully covered by net cash provided by operating activities. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2014 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows used in operating activities. As such, our 2014 distributions were fully covered by proceeds from the issuance of common stock.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to, among other things, the net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the year ended December 31, 2015, we received valid redemption requests under our share redemption program totaling approximately 266,300 shares, of which we redeemed approximately 193,100 shares as of December 31, 2015 for approximately $1.9 million ($9.78 per share) and approximately 73,200 shares subsequent to December 31, 2015 for approximately $701,000 ($9.58 per share). During the year ended December 31, 2014, we received valid redemption requests for approximately 1,700 shares, all of which we redeemed as of December 31, 2014 for approximately $17,000 ($10.00 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded, and intend to continue funding, share redemptions with proceeds from our DRIP.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program of this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition-related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions, acquisition-related expenses and redemptions will be generated from our current and future investments. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. The sources of our operating cash flows will primarily be provided by the rental income received from future leased properties. As of December 31, 2015, we had raised $416.7 million of gross proceeds from the Offering before offering costs, selling commissions and dealer manager fees of $42.7 million.
We have an amended, secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan and up to $200.0 million in revolving loans. Our Credit Facility may be increased up to a maximum of $1.25 billion. As of December 31, 2015, we had $132.0 million in unused capacity, subject to borrowing availability. As of December 31, 2015, we also had cash and cash equivalents of $18.1 million.

Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related expenses, operating expenses, distributions, and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of CCI II Advisors in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI II Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of December 31, 2015, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. The costs in excess of 2.0% of aggregate gross offering proceeds were not included in our financial statements because such costs were not a liability of ours as they exceeded 2.0% of proceeds from the Offering.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on our Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.

Contractual Obligations
As of December 31, 2015, we had $544.1 million of debt outstanding, with a weighted average interest rate of 3.7%. See Note 7 — Notes Payable and Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2015 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt(2)	$238,565	$—	$—	$203,465	$35,100
Interest payments - fixed rate debt(2)	47,173	10,121	20,194	15,665	1,193
Principal payments - variable rate debt	9,787	9,787	—	—	—
Interest payments - variable rate debt(3)	47	47	—	—	—
Principal payments - Series C Loan	30,000	30,000	—	—	—
Interest payments - Series C Loan (4)	365	365	—	—	—
Principal payments - Credit Facility	267,962	—	67,962	200,000	—
Interest payments - Credit Facility (5)	35,640	9,503	18,912	7,225	—
Total	$629,539	$59,823	$107,068	$426,355	$36,293
____________________________________

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of December 31, 2015, we had $54.1 million of variable rate debt effectively fixed through the use of interest swap agreements. We used effective interest rates fixed under our interest swap agreements to calculate the debt payment obligation in future periods.

(3)	Payment obligations for the variable rate debt are based on the weighted average interest rate in effect as of December 31, 2015 of 2.2%.

(4)
Payment obligations under the Series C Loan are based on the interest rate in effect as of December 31, 2015 of 2.44% and reflect a maturity date of June 30, 2016. Additional disclosures related to the modification of the Series C Loan are included in Note 17 — Subsequent Events in our consolidated financial statements in this Annual Report on Form 10-K.

(5)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.8% as of December 31, 2015, which is the fixed rate under the interest swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 2.8% as of December 31, 2015.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. During the year ended December 31, 2015, we obtained borrowings that caused our ratio of debt to total gross real estate assets to exceed the 60% limitation, consistent with the policy previously approved by our independent directors. As of December 31, 2015, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 61% (59% including adjustment to debt for cash and cash equivalents).
As of December 31, 2015, we had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $40.5 million, exclusive of closing costs. As of December 31, 2015, we had $500,000 of property escrow deposits held by escrow agents in connection with this future property acquisition, none of which will be forfeited if the transaction is not completed under certain circumstances. These deposits are included in the consolidated balance sheets in prepaid expenses, derivative asset, property escrow deposits and other assets in this Annual Report on Form 10-K.

Cash Flow Analysis
As we did not commence principal operations until January 13, 2014, comparative financial data is not presented for the year ended December 31, 2013.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Operating Activities. During the year ended December 31, 2015, net cash provided by operating activities increased by $24.7 million to $23.8 million, compared to $904,000 used in operating activities for the year ended December 31, 2014. The change was primarily due to an increase in net income of $19.6 million and an increase in depreciation and amortization of $17.2 million, offset by a decrease in the amounts due to affiliates of $8.0 million, a decrease in working capital accounts of $501,000, and an increase in straight-line rental income of $3.6 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $362.9 million to $265.3 million for the year ended December 31, 2015, compared to net cash used in investing activities of $628.2 million for the year ended December 31, 2014. The decrease was primarily due to the acquisition of seven properties for an aggregate purchase price of $237.7 million during the year ended December 31, 2015, compared to 23 properties acquired for an aggregate purchase price of $646.5 million during the year ended December 31, 2014.
Financing Activities. Net cash provided by financing activities decreased $391.6 million to $248.5 million for the year ended December 31, 2015, compared to net cash provided by financing activities of $640.1 million for the year ended December 31, 2014. The change was primarily due to a decrease in net borrowings of $315.5 million, an increase in distributions to investors of $6.0 million, and a decrease in proceeds from the issuance of common stock, net of offering costs, of $72.5 million.
Year Ended December 31, 2014
Operating Activities. During the year ended December 31, 2014, net cash used in operating activities was $904,000, primarily due to a net loss of $12.7 million, offset by adjustments for depreciation and amortization of $6.8 million, amounts due to affiliates of $4.7 million and a change in working capital accounts of $2.3 million.
Investing Activities. Net cash used in investing activities was $628.2 million related to the purchase of the 2014 Acquisitions (as defined in Note 4 — Real Estate Acquisitions to our consolidated financial statements in this Annual Report on Form 10-K).
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
Election as a REIT
We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

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
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates, whereby we will pay certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 11 — Related-Party Transactions And Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CCI II Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of, CCPT IV, CCPT V and/or Cole Income NAV Strategy, all of which are REITs offered, distributed and/or managed by affiliates of CCI II Advisors. As such, there are conflicts of interest where CCI II Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Advisors and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have obtained variable rate debt financing to fund certain property acquisitions, and therefore we are exposed to changes in LIBOR. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk. We have not entered, and do not intend to enter into, derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. From time to time, we may enter into interest rate hedge contracts in order to mitigate our interest rate risk with respect to various debt instruments.
As of December 31, 2015, we had $107.7 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in LIBOR. As of December 31, 2015, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $539,000 per year.
As of December 31, 2015, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate fair value of $285,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2015, an increase of 50 basis points in interest rates would result in an increase of $4.8 million to the fair value of the net derivate asset. A decrease of 50 basis points in interest rates would result in a derivative liability of $4.6 million, representing a $4.9 million net change to the fair value of the net derivative asset.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2015.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 8.01. Other Events.”
On March 28, 2016, our board of directors adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended DRIP”). The Amended DRIP provides for the reinvestment of distributions paid on shares of Class A common stock (the “Class A Shares”) in additional Class A Shares and the reinvestment of distributions paid on any shares of Class T common stock (the “Class T Shares”) in exchange for additional Class T Shares once they become available. The Amended DRIP also removes a provision that allowed us, following the termination of our current Offering, to elect to provide participants in the DRIP an opportunity to reinvest distributions in equity securities issued by any publicly offered limited partnership, real estate investment trust or other real estate program sponsored by an affiliate of our advisor. The other material terms of the Amended DRIP are consistent with the terms of the DRIP currently in effect. The Amended DRIP will become effective on May 1, 2016, however no Class T Shares may be offered or sold pursuant to the Amended DRIP unless and until such offering is registered under the Securities Act.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.
Financial Statement Schedules
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Cole Office & Industrial REIT (CCIT II), Inc., filed on March 4, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-55436), filed on March 8, 2016).

3.4
Articles Supplementary to the Articles of Amendment and Restatement of Cole Office & Industrial REIT (CCIT II), Inc., filed on March 4, 2016 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-55436), filed on March 8, 2016).

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 19, 2015).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 19, 2015).
4.3
Alternative Form of Initial Subscription Agreement (Incorporated by reference to Appendix D to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 19, 2015).

4.4
Alternative Form of Additional Subscription Agreement (Incorporated by reference to Appendix E to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 19, 2015).

4.5
Distribution Reinvestment Plan, effective as of August 13, 2013 (Incorporated by reference to Appendix F to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-187470), filed on October 19, 2015).

4.6*	Amended and Restated Distribution Reinvestment Plan, to be effective as of May 1, 2016.
10.1
Advisory Agreement by and between Cole Office & Industrial REIT (CCIT II), Inc. and Cole Corporate Income Advisors II, LLC dated August 27, 2013 (Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 2 to the Company’s Registration on Form S-11 (File No. 333-187470), filed on August 28, 2013).

10.2
Agreement of Limited Partnership of Cole Corporate Income Operating Partnership II, LP, by and between Cole Office & Industrial REIT (CCIT II), Inc. and the limited partners thereto dated August 27, 2013 (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 to the Company’s Registration on Form S-11 (File No. 333-187470), filed on August 28, 2013).

10.3
Amended and Restated Escrow Agreement by and among Cole Office & Industrial REIT (CCIT II), Inc., Cole Capital Corporation and UMB Bank, N.A. dated November 12, 2013 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K (File No. 333-187470), filed on March 28, 2014).

Exhibit No.	Description

10.4
First Amendment to the Advisory Agreement by and between Cole Office & Industrial REIT (CCIT II), Inc. and Cole Corporate Income Advisors II, LLC dated November 12, 2013 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 333-187470), filed on March 28, 2014).

10.5
Loan Agreement, dated March 11, 2015, by and between ARCP OFC Phoenix (Central) AZ, LLC, as Borrower, and Barclays Bank PLC, as Lender (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (File No. 333-187470), filed on March 30, 2015).

10.6
Subordinate Promissory Note, dated January 13, 2014, by and between Cole Corporate Income Operating Partnership II, LP and Series C, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K (File No. 333-187470), filed on March 28, 2014).

10.7
Amended and Restated Credit Agreement by and between Cole Corporate Income Operating Partnership II, LP and J.P. Morgan Securities, LLC, Regions Capital Markets and U.S. Bank National Association as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer, Regions Bank and U.S. Bank National Association as co-syndication agents, and Capital One, National Association, as documentation agent, dated December 12, 2014 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K (File No. 333-187470), filed on March 30, 2015).

10.8
Purchase and Sale Agreement between Woodscape, Ltd. and ARCP Acquisitions, LLC, pursuant to a separate Assignment and Assumption of Purchase and Sale Agreement, dated April 30, 2014 (Incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to the Company’s Registration on Form S-11 (File No. 333-187470), filed on June 9, 2014).

10.9
Purchase Agreement and Escrow Instructions, dated February 5, 2014, by and between FE Properties Las Vegas LLC and Series C, LLC, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 4, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 333-187470), filed on August 14, 2014).

10.10
Purchase Agreement and Escrow Instructions, dated May 2, 2014, by and between Plumas Pines Golf Course, LP and ARCP Acquisitions, LLC, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 12, 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 333-187470), filed on August 14, 2014).

10.11
Purchase and Sale Agreement and Joint Escrow Instructions, dated May 22, 2014, by and between Prologis Logistics Services Incorporated and ARCP Acquisitions, LLC, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 23, 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 333-187470), filed on August 14, 2014).

10.12
Purchase and Sale Agreement, dated June 10, 2014, by and between AMCOR Rigid Plastics USA, Inc. and ARCP Acquisitions, LLC, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 27, 2014 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 333-187470), filed on August 14, 2014).

10.13
Purchase and Sale Agreement, dated June 11, 2014, by and between TCI Obetz LLC and ARCP Acquisitions, LLC, pursuant to a separate Assignment of Purchase and Sale Agreement dated June 30, 2014 (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 333-187470), filed on August 14, 2014).

10.14
Purchase Agreement and Escrow Instructions dated May 30, 2014 by and between Burlington Crossing Realty Trust and ARCP Acquisitions, LLC, pursuant to a separate Partial Assignment of Purchase Agreement and Escrow Instructions dated June 30, 2014 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q (File No. 333-187470), filed on August 14, 2014).

10.15
Modification Agreement to Subordinate Promissory Note, dated June 25, 2014, by and between Cole Corporate Income Operating Partnership II, LP and Series C, LLC (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q (File No. 333-187470), filed on August 14, 2014).

10.16
Purchase and Sale Agreement, dated June 16, 2014, by and between Copter Properties, LLC and ARCP Acquisitions, LLC, pursuant to a separate Assignment of Purchase and Sale Agreement dated July 9, 2014 (Incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 2 to the Company’s Registration on Form S-11 (File No. 333-187470), filed September 17, 2014).

10.17
Accordion Increase Agreement, dated as of September 26, 2014, by and between Cole Corporate Income Operating Partnership II, LP and JPMorgan Chase Bank N.A., as administrative agent and existing lender and Regions Bank and U.S. Bank National Association as existing lenders (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 333-187470), filed on November 12, 2014).

10.18
Balloon Promissory Note, dated as of October 6, 2014, among Cole OFC San Jose (Ridder Park) CA, LP, ARCP FE Las Vegas NV, LLC and ARCP OFC Greensboro NC, LLC and EverBank Financial Corp., as lender (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 333-187470), filed on November 12, 2014).

10.19
Purchase and Sale Agreement, dated October 2, 2014, by and between CPE Office Owner, LLC and ARCP Acquisitions, LLC, pursuant to a separate Assignment of Purchase Agreement dated November 4, 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 333-187470), filed on November 12, 2014).

Exhibit No.	Description

10.20
Purchase and Sale Agreement, dated September 13, 2013, by and between Prologis Logistics Services Incorporated and Series C, LLC pursuant to a separate Assignment and Purchase Agreement dated December 22, 2014 (Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 3 to the Company’s Registration on Form S-11 (File No. 333-187470), filed on February 4, 2015).

10.21
First Modification Agreement, dated March 26, 2015, by and between Cole Corporate Income Operating Partnership II, LP, JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer, Regions Bank, U.S. Bank National Association, Capital One, National Association, The Huntington National Bank and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 5 to the Company’s Registration on Form S-11 (File No. 333-187470), filed on October 1, 2015).

10.22
Third Modification Agreement to Subordinate Promissory Note, dated January 13, 2016, by and between VEREIT TRS Corp. (f/k/a ARCP TRS Corp.) and Cole Corporate Income Operating Partnership II, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55436), filed on January 20, 2016).

10.23
Modification Agreement, dated February 5, 2016, by and between ARCP OFC Phoenix (Central) AZ, LLC, Cole Corporate Income Operating Partnership II, LP and Wilmington Trust, National Association, as Trustee for the benefit of the registered holders of JPMBB Commercial Mortgage Securities Trust 2015-C28, Commercial Mortgage Pass-through Certificates, Series 2015-C28, acting by and through Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55436), filed on February 11, 2016).

10.24
Second Modification Agreement, dated March 18, 2016, by and among Cole Corporate Income Operating Partnership II, LP, JPMorgan Chase Bank, N.A. as administrative agent, and other lending institutions (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55436), filed on March 24, 2016).

21.1*	Subsidiaries of the Registrant.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
 ____________________________________

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2016.

Cole Office & Industrial REIT (CCIT II), Inc.

By:	/s/ SIMON J. MISSELBROOK
Simon J. Misselbrook
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GLENN J. RUFRANO	Chief Executive Officer and President	March 28, 2016
Glenn J. Rufrano	(Principal Executive Officer)

/s/ SIMON J. MISSELBROOK	Chief Financial Officer and	March 28, 2016
Simon J. Misselbrook	Treasurer (Principal Financial Officer)

/s/ CHRISTINE T. BROWN	Vice President of Accounting	March 28, 2016
Christine T. Brown	(Principal Accounting Officer)

/s/ P. ANTHONY NISSLEY	Director	March 28, 2016
P. Anthony Nissley

/s/ JAMES F. RISOLEO	Director	March 28, 2016
James F. Risoleo

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014, and the Period from February 26, 2013 (Date of Inception) to December 31, 2013	F-4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015 and 2014, and the Period from February 26, 2013 (Date of Inception) to December 31, 2013	F-5
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2015 and 2014, and the Period from February 26, 2013 (Date of Inception) to December 31, 2013	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014, and the Period from February 26, 2013 (Date of Inception) to December 31, 2013	F-7
Notes to Consolidated Financial Statements	F-8
Schedule III - Real Estate Assets and Accumulated Depreciation	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Office & Industrial REIT (CCIT II), Inc.
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Office & Industrial REIT (CCIT II), Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years ended December 31, 2015 and 2014, and for the period from February 26, 2013 (Date of Inception) to December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Office & Industrial REIT (CCIT II), Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, and for the period from February 26, 2013 (Date of Inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 28, 2016

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$68,398	$50,549
Buildings and improvements	747,357	528,279
Intangible lease assets	99,245	75,998
Total real estate investments, at cost	915,000	654,826
Less: accumulated depreciation and amortization	(29,820)	(6,300)
Total real estate investments, net	885,180	648,526
Cash and cash equivalents	18,060	11,141
Restricted cash	1,540	—
Rents and tenant receivables	11,354	3,421
Prepaid expenses, derivative asset, property escrow deposits and other assets	1,785	301
Deferred costs, net	2,190	2,816
Total assets	$920,109	$666,205
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$514,094	$399,293
Line of credit with affiliate	30,000	30,000
Accounts payable and accrued expenses	5,416	2,548
Escrowed investor proceeds	238	—
Due to affiliates	1,510	23,086
Intangible lease liabilities, net	22,721	8,222
Distributions payable	2,158	1,314
Deferred rental income, derivative liabilities and other liabilities	3,471	1,427
Total liabilities	579,608	465,890
Commitments and contingencies
Redeemable common stock	11,520	2,816
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 41,781,519 and 24,650,094 shares issued and outstanding, respectively	418	246
Capital in excess of par value	360,348	216,491
Accumulated distributions in excess of earnings	(32,070)	(19,238)
Accumulated other comprehensive income	285	—
Total stockholders’ equity	328,981	197,499
Total liabilities and stockholders’ equity	$920,109	$666,205
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,		Period from February 26, 2013 (Date of Inception) to December 31, 2013
	2015	2014
Revenues:
Rental income	$55,415	$15,781	$—
Tenant reimbursement income	5,833	2,065	—
Assignment fee income	12,767	—	—
Total revenues	74,015	17,846	—
Operating expenses:
General and administrative	4,126	1,325	100
Property operating	3,432	1,161	—
Real estate tax	4,694	1,220	—
Advisory fees and expenses	5,929	1,638	—
Acquisition-related	7,561	14,726	—
Depreciation and amortization	23,380	6,300	—
Total operating expenses	49,122	26,370	100
Operating income (loss)	24,893	(8,524)	(100)
Other income (expense):
Interest expense and other, net	(18,053)	(4,192)	—
Net income (loss)	$6,840	$(12,716)	$(100)
Weighted average number of common shares outstanding:
Basic and diluted	31,204,356	10,174,511	18,576
Net income (loss) per common share:
Basic and diluted	$0.22	$(1.25)	$(5.38)
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,		Period from February 26, 2013 (Date of Inception) to December 31, 2013
	2015	2014
Net income (loss)	$6,840	$(12,716)	$(100)
Other comprehensive income:
Unrealized loss on interest rate swaps	(2,283)	—	—
Amount of loss reclassified from other comprehensive income into income as interest expense	2,568	—	—
Total other comprehensive income	285	—	—
Total comprehensive income (loss)	$7,125	$(12,716)	$(100)
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value
Balance, February 26, 2013 (Date of Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	—	200
Comprehensive loss	—	—	—	(100)	—	(100)
Balance, December 31, 2013	20,000	$—	$200	$(100)	$—	$100
Issuance of common stock	24,631,770	246	244,660	—	—	244,906
Distributions to investors	—	—	—	(6,422)	—	(6,422)
Commissions on stock sales and related dealer manager fees	—	—	(20,638)	—	—	(20,638)
Other offering costs	—	—	(4,898)	—	—	(4,898)
Redemptions of common stock	(1,676)	—	(17)	—	—	(17)
Changes in redeemable common stock	—	—	(2,816)	—	—	(2,816)
Comprehensive loss	—	—	—	(12,716)	—	(12,716)
Balance, December 31, 2014	24,650,094	$246	$216,491	$(19,238)	$—	$197,499
Issuance of common stock	17,324,511	174	171,655	—	—	171,829
Distributions to investors	—	—	—	(19,672)	—	(19,672)
Commissions on stock sales and related dealer manager fees	—	—	(13,729)	—	—	(13,729)
Other offering costs	—	—	(3,479)	—	—	(3,479)
Redemptions of common stock	(193,086)	(2)	(1,886)	—	—	(1,888)
Changes in redeemable common stock	—	—	(8,704)	—	—	(8,704)
Comprehensive income	—	—	—	6,840	285	7,125
Balance, December 31, 2015	41,781,519	$418	$360,348	$(32,070)	$285	$328,981
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,		For the Period February 26, 2013 (Date of Inception) to December 31, 2013
	2015	2014
Cash flows from operating activities:
Net income (loss)	$6,840	$(12,716)	$(100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization, net	22,851	6,212	—
Amortization of deferred financing costs	1,212	602	—
Straight-line rental income	(5,674)	(2,062)	—
Changes in assets and liabilities:
Rents and tenant receivables	(2,259)	(1,359)	—
Prepaid expenses and other assets	(443)	(251)	—
Accounts payable and accrued expenses	2,789	2,509	39
Deferred rental income and other liabilities	1,738	1,427	—
Due to affiliates	(3,266)	4,734	—
Net cash provided by (used in) operating activities	23,788	(904)	(61)
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(263,283)	(628,164)	—
Payment of property escrow deposits	(1,868)	(60,378)	—
Refund of property escrow deposits	1,368	60,378	—
Change in restricted cash	(1,540)	—	—
Net cash used in investing activities	(265,323)	(628,164)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	161,237	242,073	200
Redemptions of common stock	(1,888)	(17)	—
Offering costs on issuance of common stock	(17,166)	(25,536)	—
Distributions to investors	(8,236)	(2,275)	—
Proceeds from credit facility and notes payable	382,280	462,831	—
Repayment of credit facility and notes payable	(266,882)	(61,915)	—
Proceeds from line of credit with affiliate	—	94,800	—
Repayment of line of credit with affiliate	—	(64,800)	—
Escrowed investor proceeds	238	—	—
Deferred financing costs paid	(1,179)	(5,040)	(1)
Payment of loan deposits	(1,693)	(401)	—
Refund of loan deposits	1,743	351	—
Net cash provided by financing activities	248,454	640,071	199
Net increase in cash and cash equivalents	6,919	11,003	138
Cash and cash equivalents, beginning of period	11,141	138	—
Cash and cash equivalents, end of period	$18,060	$11,141	$138
The Company was formed on February 26, 2013, but did not commence principal operations until January 13, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a Maryland corporation, incorporated on February 26, 2013, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2014. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”). The Company is externally managed by Cole Corporate Income Advisors II, LLC (“CCI II Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER).VEREIT indirectly owns and/or controls the Company’s external advisor, CCI II Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
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
On January 13, 2014, CREInvestments, LLC (“CREI”), an affiliate of CCI II Advisors, purchased approximately 275,000 shares of the Company’s common stock in the Offering, resulting in gross proceeds of $2.5 million. With such purchase, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering. In connection with such purchase, the Company’s board of directors (the “Board”) granted a waiver of the share ownership limit to CREI and its successors and assigns in accordance with the provisions of the Company’s charter. Such waiver expired automatically on June 30, 2015. As of December 31, 2015, CREI and its successors and assigns did not exceed the share ownership limit. On February 7, 2014, the ownership of all shares of the Company’s common stock owned by CREI was transferred to VEREIT Operating Partnership, L.P., the operating partnership of VEREIT (“VEREIT OP”). As of December 31, 2015, we had issued approximately 42.0 million shares of common stock in the Offering for gross offering proceeds of $416.7 million before offering costs and selling commissions of $42.7 million.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of December 31, 2015, the Company owned 30 properties, comprising 8.9 million rentable square feet of income-producing necessity corporate office and industrial properties located in 17 states. As of December 31, 2015, the rentable space at these properties was 100% leased.
During the year ended December 31, 2015, the Board approved the extension of the Offering until September 17, 2016, unless the Board terminates the Offering at an earlier date or all shares being offered have been sold, in which case the Offering will be terminated. If all the shares we are offering have not been sold by September 17, 2016, the Board may further extend the Offering as permitted under applicable law. Notwithstanding the one-year extension of the Offering to September 17, 2016, the Board will continue to evaluate the timing for the close of the Offering, and currently expects the Offering to close during the third quarter of 2016.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.
The Company has chosen to break out the details of (i) real estate tax expenses from property operating expenses in the Company’s consolidated statements of operations and (ii) straight-line rental income in the Company’s consolidated statement of cash flows. The Company has also chosen to combine (i) the depreciation of $4.6 million and amortization of $1.7 million for the year ended December 31, 2014 into the line item depreciation and amortization and (ii) the interest and other income of $1,000 and interest expense of $4.2 million for the year ended December 31, 2014 into the line item interest expense and other, net in the consolidated statements of operations.
Further, the Company has modified the presentation of debt issuance costs related to a recognized debt liability to be presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability (specifically relating to mortgage notes payable and the term portion of the credit facility), rather than presenting the costs as an asset, for all periods presented. As such, the corresponding prior period amounts have also been broken out into separate line items to conform to the current financial statement presentation.
The Company has also reclassified certain accounts, as shown below, in its previously issued consolidated balance sheet to conform to the current period presentation. Investments in real estate assets have been presented gross, with the related depreciation and amortization amounts subtracted out to arrive at the net real estate investments balance. None of the revised reclassifications reflect corrections of any amounts. The following table presents the previously reported balances and the reclassified balances for the impacted line items of the December 31, 2014 consolidated balance sheet (in thousands):

December 31, 2014
As Previously Reported
Investment in real estate assets:
Land	$50,549
Buildings and improvements, less accumulated depreciation of $4,574	523,705
Acquired intangible lease assets, less accumulated amortization of $1,726	74,272
Total investment in real estate assets, net	$648,526

December 31, 2014
As Reclassified
Investment in real estate assets:
Land	$50,549
Buildings and improvements	528,279
Intangible lease assets	75,998
Total real estate investments, at cost	654,826
Less: accumulated depreciation and amortization	(6,300)
Total real estate investments, net	$648,526
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
Real Estate Investments
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2015 or 2014, or for the period from February 26, 2013 (Date of Inception) to December 31, 2013.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2015 or 2014.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above-market and below-market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below-market leases, any bargain renewal periods. The above-market and below-market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above-market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market or below-market leases relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Restricted Cash
The Company had $1.5 million in restricted cash as of December 31, 2015. Included in restricted cash was $1.3 million held by lenders in lockbox accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. In addition, restricted cash included $238,000 of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2015.
Cash Concentrations
As of December 31, 2015, the Company had cash on deposit, including restricted cash, at four financial institutions, in all of which the Company had deposits in excess of federally insured levels, totaling $18.3 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. As discussed in “Reclassifications” and “Recent Accounting Pronouncements” in this note, the Company historically presented the costs as an asset for the respective financing agreements. These costs were amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs were written off when the associated debt was refinanced or repaid before maturity. Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, the presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, has been reclassified such that the debt issuance costs related to a recognized debt liability is presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. However, the Company has not reclassified the presentation of deferred financing costs related to the revolving loan portion of the credit facility as, pursuant to FASB ASU 2015-15, debt issuance costs related to securing a revolving line of credit may be presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred financing costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2015 and 2014,

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company had $2.2 million and $2.8 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.
Due to Affiliates
Certain affiliates of CCI II Advisors received fees, reimbursements, and compensation in connection with services provided relating to the Offering and the acquisition, management, financing, and leasing of the properties of the Company. As of December 31, 2015, $1.5 million was due to CCI II Advisors and its affiliates for such services, as discussed in Note 11 — Related-Party Transactions and Arrangements.
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
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s obligation to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
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
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2015 and 2014, the Company did not have an allowance for uncollectible accounts.
Income Taxes
The Company elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2014. The Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted loss per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for the years ended December 31, 2015 or 2014, or the period from February 26, 2013 (Date of Inception) to December 31, 2013.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Offering and Related Costs
CCI II Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of aggregate gross proceeds from the Offering. A portion of the other organization and offering expenses may be underwriting compensation. As of December 31, 2015, CCI II Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the Company’s consolidated financial statements because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
Reportable Segment
The Company’s commercial real estate investments consist primarily of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term net leases. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company’s management evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
Recent Accounting Pronouncements
Effective December 31, 2015, the Company early adopted the accounting and reporting requirements of ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation and Subsequent Measurement of Debt Issuance Costs (“ASU 2015-03”) and ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), included in the FASB Accounting Standards Codification (“ASC”) for balance sheet classification of debt issuance costs requiring debt issuance costs to be presented as an offset to the related debt. The Company has applied these requirements retrospectively. Accordingly, the Company has offset $1.6 million of previously reported debt issuance costs included in other assets with the previously reported notes payable and credit facility, net balance of $400.9 million in the Company’s December 31, 2014 consolidated balance sheet. The adoption of these accounting and reporting requirements had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.
ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) — The evaluation of limited partnerships or similar entities as variable interest entities (“VIEs”), was modified. The revised requirements may affect the method of consolidation for reporting entities involved with such entities. Additional disclosure is required for entities not previously included in the reporting entity as a VIE. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. Application of the revised standards may follow the retrospective approach or a modified retrospective approach. The Company has evaluated the effect of ASU 2015-02 and noted that there will not be an impact to the Company’s consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016, and interim periods thereafter.
ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) — The amendments in this update eliminate the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. These provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU No. 2016-01, Financial Instruments (Subtopic 825-10) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases, which replaces the existing guidance in ASC 840, Leases.  ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability.  For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense.
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
Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility, notes payable and line of credit with affiliate — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs, as discussed in Note 2 — Summary of Significant Accounting Policies. These financial instruments are considered Level 2 inputs. As of December 31, 2015, the estimated fair value of the Company’s debt was $549.9 million, compared to the carrying value of $546.3 million. The estimated fair value of the Company’s debt was $431.3 million as of December 31, 2014, compared to the carrying value on that date of $430.9 million.
Derivative instruments — The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization and based on their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2015 (in thousands). The Company had no financial assets or liabilities that were required to be measured at fair value on a recurring basis as of December 31, 2014.

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$591	$—	$591	$—
Financial liabilities:
Interest rate swaps	$(306)	$—	$(306)	$—
NOTE 4 — REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the year ended December 31, 2015, the Company acquired seven properties for an aggregate purchase price of $237.7 million (the “2015 Acquisitions”). The Company purchased the 2015 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2015
Land	$17,849
Buildings and improvements	212,036
Acquired in-place leases	22,956
Intangible lease liabilities	(15,167)
Total purchase price	$237,674
The Company recorded revenue for the year ended December 31, 2015 of $5.4 million and a net loss for the year ended December 31, 2015 of $5.1 million related to the 2015 Acquisitions.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes selected financial information of the Company as if the 2015 Acquisitions were completed on January 13, 2014, the date the Company commenced principal operations. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015	Period from January 13, 2014 to December 31, 2014
Pro forma basis (unaudited):
Revenue	$86,999	$36,244
Net income	$20,700	$(10,666)
The unaudited pro forma information for the year ended December 31, 2015 was adjusted to exclude $7.6 million of acquisition-related expenses recorded during such period related to the 2015 Acquisitions. These expenses were instead recognized in the unaudited pro forma information for the year ended December 31, 2014. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.
Assignment of Purchase and Sales Agreement
During the year ended December 31, 2015, the Company, through an assignment from an affiliate of CCI II Advisors, became a party to a purchase and sale agreement (the “PSA”) with a seller to acquire the right to purchase a property. During the same period, the Company assigned its rights in the PSA to a non-affiliated third party and recognized assignment fee income of $12.8 million, net of approximately $520,000 in transaction expenses.
Additional Consideration
During the year ended December 31, 2015, the Company paid additional amounts to sellers in conjunction with contingent consideration arrangements related to two properties. The contingent consideration of $1.6 million is included within acquisition-related expenses in the accompanying consolidated statements of operations.
2014 Property Acquisitions
During the year ended December 31, 2014, the Company acquired 23 properties for an aggregate purchase price of $646.5 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2014
Land	$50,549
Buildings and improvements	528,279
Acquired in-place leases	74,436
Acquired above-market lease	1,562
Intangible lease liabilities	(8,310)
Total purchase price	$646,516
The Company recorded revenue for the year ended December 31, 2014 of $17.8 million and a net loss for the year ended December 31, 2014 of $12.7 million related to the 2014 Acquisitions. In addition, the Company recorded $14.7 million of acquisition-related expenses for the year ended December 31, 2014.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.
Property Concentrations
As of December 31, 2015, two of the Company’s tenants, Keurig Green Mountain and Freeport-McMoRan, accounted for 17% and 13%, respectively, of the Company’s 2015 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of December 31, 2015, two of the Company’s properties were located in Massachusetts, four properties were located in Ohio, and one property was located in Arizona, which accounted for 17%, 15%, and 13%, respectively, of the Company’s 2015 total gross annualized rental revenues. In addition, the Company had tenants in the manufacturing, wholesale, logistics, and mining and natural resources industries, which comprised 26%, 17%, 14%, and 13%, respectively, of the Company’s 2015 gross annualized rental revenues.
NOTE 5 — INTANGIBLE LEASE ASSETS
The intangible lease assets consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2015	2014
In-place leases, net of accumulated amortization of $8,778 and $1,726, respectively (with a weighted average life remaining of 10.9 and 11.4 years, respectively)	$88,905	$72,710
Acquired above-market leases, net of accumulated amortization of $141 and $0, respectively (with a weighted average life remaining of 11.3 and 12.3 years, respectively)	1,421	1,562
	$90,326	$74,272
Amortization expense related to the in-place lease assets for the years ended December 31, 2015 and 2014 was $7.1 million and $1.7 million, respectively. Amortization expense related to the acquired above-market lease asset for the year ended December 31, 2015 was $141,000 and was recorded as a reduction to rental income in the consolidated statements of operations. No amortization expense was recorded related to the acquired above-market lease for the year ended December 31, 2014. In addition, no amortization expense was incurred or recorded related to intangible lease assets for the period from February 26, 2013 (Date of Inception) to December 31, 2013.
Estimated amortization expense related to the intangible lease assets as of December 31, 2015 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases	Above-Market Leases
2016	$8,220	$125
2017	$8,220	$125
2018	$8,220	$125
2019	$8,220	$125
2020	$8,220	$125

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2015, the Company entered into three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2015 (in thousands). The Company did not have any executed interest rate swap agreements as of December 31, 2014.

		Outstanding Notional Amounts as of December 31, 2015				Fair Value of Asset and (Liabilities)
	Balance Sheet Location		Interest Rates (1)	Effective Dates	Maturity Dates	December 31, 2015	December 31, 2014
Interest Rate Swap	Prepaid expenses, derivative asset, property escrow deposits and other assets	$200,000	3.79%	2/20/2015	12/12/2019	$591	$—
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$54,070	3.29% to 3.35%	2/10/2015 to 3/19/2015	3/2/2020 to 4/1/2020	$(306)	$—
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2015.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the year ended December 31, 2015, the amount reclassified was $2.6 million. Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the year ended December 31, 2015. During the next 12 months, the Company estimates that an additional $1.7 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions as of December 31, 2015, it could have been required to settle its obligations under these agreements at an aggregate termination value, inclusive of interest payments and accrued interest, of $378,000. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2015.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of December 31, 2015, the Company had $544.1 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.7% and weighted average years to maturity of 3.9 years.
The following table summarizes the debt balances as of December 31, 2014 and December 31, 2015, and the debt activity for the year ended December 31, 2015 (in thousands):

		During the Year Ended December 31, 2015
	Balance as of December 31, 2014	Debt Issuances, Net (1)	Repayments	Accretion	Balance as of December 31, 2015
Fixed rate debt	$35,100	$203,465	$—	$—	$238,565
Variable rate debt	—	9,853	(66)	—	9,787
Credit facility	365,816	168,962	(266,816)	—	267,962
Line of credit with affiliates	30,000	—	—	—	30,000
Total debt	430,916	382,280	(266,882)	—	546,314
Deferred costs (2)	(1,623)	(1,100)	—	503	(2,220)
Total debt, net	$429,293	$381,180	$(266,882)	$503	$544,094
____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility, as discussed in Note 2 — Summary of Significant Accounting Policies.
As of December 31, 2015, the fixed rate debt outstanding of $238.6 million included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to November 2021. As of December 31, 2015, the fixed rate debt had a weighted average interest rate of 4.2%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $385.0 million as of December 31, 2015. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of December 31, 2015, the variable rate debt outstanding of $9.8 million had a weighted average interest rate 2.2%. The variable rate debt outstanding matures on various dates between March 2016 and April 2016.
The Company has an amended, secured credit facility (the “Credit Facility”), with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan (the “Term Loan”) and up to $200.0 million in revolving loans (the “Revolving Loans”). The Company had $68.0 million of debt outstanding on the Revolving Loans as of December 31, 2015. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, aggregate borrowings under the Credit Facility may be increased up to a maximum of $1.25 billion. The Revolving Loans mature on December 12, 2018; however, the Company may elect to extend the maturity dates of such loans to December 12, 2019, subject to satisfying certain conditions described in the Credit Agreement. The Term Loan matures on December 12, 2019.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus an interest rate spread ranging from 1.60% to 2.45%, depending on the Company’s leverage. For base rate committed loans, the interest rate will be equal to a rate ranging from 0.60% to 1.45%, depending on the Company’s leverage ratio as defined in the Credit Agreement, plus a per annum amount equal to the greatest of: (i) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; and (iii) one-month LIBOR multiplied by the statutory reserve rate. As of December 31, 2015, the amount outstanding under the Revolving Loans totaled $68.0 million at an interest rate of 2.79%, and the amount outstanding under the Term Loan totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). As of December 31, 2015, the all-in rate for the Swapped Term Loan was 3.79%. The Company had $132.0 million in unused capacity, subject to borrowing availability, as of December 31, 2015.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio less than or equal to 60.0% and a fixed charge coverage ratio greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Agreement as of December 31, 2015.
As of December 31, 2015, the Company had $30.0 million of debt outstanding under its $60.0 million subordinated loan with Series C, LLC (“Series C”), an affiliate of the Company’s advisor (the “Series C Loan”). The Series C Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity. Subsequent to December 31, 2015, the Company entered into a modification agreement in order to decrease the maximum principal amount of the Series C Loan from $60.0 million to $30.0 million and to extend the maturity date from January 13, 2016 to June 30, 2016 (the “Series C Loan Modification”). Additional disclosures related to the Series C Loan Modification are included in Note 17 — Subsequent Events. The Series C Loan had an interest rate of 2.44% as of December 31, 2015. In the event that the Series C Loan is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Loan was approved by a majority of the Board (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than comparable loans between unaffiliated parties under the same circumstances.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2015 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2016	$39,787
2017	—
2018	67,962
2019	200,000
2020	203,465
Thereafter	35,100
Total	$546,314
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2015	2014
Acquired below-market lease intangibles, net of accumulated amortization of $757 and $88, respectively (with a weighted average life remaining of 12.9 and 12.4 years, respectively)	$22,721	$8,222
Amortization of the intangible lease liabilities during the years ended December 31, 2015 and 2014 was $669,000 and $88,000, respectively, and was recorded as an addition to rental income in the consolidated statements of operations.
Estimated amortization of the intangible lease liabilities as of December 31, 2015 for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below-Market Leases
2016	$718
2017	$718
2018	$718
2019	$718
2020	$718

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2015 and 2014, and for the period from February 26, 2013 (Date of Inception) to December 31, 2013 are as follows (in thousands):

	Year Ended December 31,		Period from February 26, 2013 (Date of Inception) to December 31, 2013
	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$2,158	$1,314	$—
Accrued other offering costs due to affiliate	$42	$—	$—
Accrued capital expenditures	$75	$—	$—
Escrow deposit due to affiliate on acquired real estate assets	$—	$18,352	$—
Accrued deferred financing costs	$4	$—	$—
Change in fair value of interest rate swaps	$285	$—	$—
Common stock issued through distribution reinvestment plan	$10,592	$2,833	$—
Supplemental Cash Flow Disclosures:
Interest paid	$15,916	$3,031	$—
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of December 31, 2015, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $40.5 million, exclusive of closing costs. As of December 31, 2015, the Company had $500,000 of property escrow deposits held by escrow agents in connection with this future property acquisition, none of which will be forfeited if the transaction is not completed under certain circumstances. These deposits are included in the consolidated balance sheets in prepaid expenses, derivative asset, property escrow deposits and other assets.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. In addition, the Company may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property and/or another third party is responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify the Company against future remediation costs. The Company also carries environmental liability insurance on its properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which the Company may be liable. The Company is not aware of any environmental matters which it believes are reasonably likely to have a material effect on its results of operations, financial condition or liquidity.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
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
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid by CCI II Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of December 31, 2015, CCI II Advisors had paid organization and offering costs in excess of the 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,		Period from February 26, 2013 (Date of Inception) to December 31, 2013
	2015	2014
Offering:
Selling commissions	$10,491	$15,829	$—
Selling commissions reallowed by CCC	$10,491	$15,829	$—
Dealer manager fees	$3,238	$4,809	$—
Dealer manager fees reallowed by CCC	$1,434	$2,358	$—
Other offering costs	$3,479	$4,898	$—
Of the amounts shown above, $42,000 had been incurred, but not yet paid, for services provided by CCI II Advisors or its affiliates in connection with the offering stage of the Offering during the year ended December 31, 2015. All amounts related to the year ended December 31, 2014 shown have been paid to CCI II Advisors and its affiliates. As the Company did not commence principal operations until January 13, 2014, the Company did not incur any selling commissions, dealer manager fees or expense reimbursements in connection with the offering stage of the Offering for the period from February 26, 2013 (Date of Inception) to December 31, 2013.
Acquisitions and Operations
The Company pays CCI II Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI II Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company pays CCI II Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
The Company reimburses CCI II Advisors or its affiliates for the operating expenses they paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CCI II Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (1) 2.0% of average invested assets, or (2) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI II Advisors or its affiliates for personnel costs in connection with the services for which CCI II Advisors or its affiliates receive acquisition or disposition fees.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,		Period from February 26, 2013 (Date of Inception) to December 31, 2013
	2015	2014
Acquisition and Operations:
Acquisition fees and expenses	$5,089	$13,170	$—
Advisory fees and expenses	$5,929	$1,630	$—
Operating expenses	$1,966	$411	$—
Of the amounts shown above, $1.4 million and $4.7 million had been incurred, but not yet paid, for services provided by CCI II Advisors or its affiliates in connection with the acquisitions and operations activities during the years ended December 31, 2015 and 2014, respectively, and such amounts were recorded as liabilities of the Company as of such dates. As the Company did not commence principal operations until January 13, 2014, the Company did not incur any fees or expense reimbursements in connection with the acquisitions and operations stage during the period from February 26, 2013 (Date of Inception) to December 31, 2013. During the years ended December 31, 2015 and 2014, CCI II Advisors permanently waived its rights to expense reimbursements totaling approximately $297,000 and $1.5 million, respectively, and thus the Company is not responsible for these amounts.
Liquidation/Listing
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid to the Company by a third party on the sale of the property, not to exceed 1.0% of the contract price of each property sold; provided, however, in no event may the disposition fee paid to CCI II Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the asset sold.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During each of the years ended December 31, 2015 and 2014, and the period from February 26, 2013 (Date of Inception) to December 31, 2013, no commissions or fees were incurred for any such services provided by CCI II Advisors and its affiliates related to the liquidation/listing stage.
Due to Affiliates
As of December 31, 2015, $1.5 million had been incurred by CCI II Advisors or its affiliates, primarily for other offering costs, insurance, advisory, operating and acquisition-related expenses, but had not yet been reimbursed by the Company, and was included in due to affiliates on the consolidated balance sheets. As of December 31, 2014, $23.1 million had been incurred, but not yet reimbursed, primarily for property escrow deposits and acquisition costs due to CCI II Advisors or its affiliates for properties that the Company purchased during the year ended December 31, 2014.
Transactions
The Company incurred $726,000 of interest expense related to the Series C Loan during the year ended December 31, 2015, of which $63,000 had been incurred, but not yet paid, and was included in due to affiliates on the consolidated balance sheets as of December 31, 2015. The Company incurred $280,000 of interest expense related to the Series C Loan during the year ended December 31, 2014. During the period from February 26, 2013 (Date of Inception) to December 31, 2013, the Company did not enter into any loan agreements with affiliates of CCI II Advisors.
NOTE 12 — ECONOMIC DEPENDENCY
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
NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2015, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 26, 2013, CREI acquired 20,000 shares of common stock, at $10.00 per share. On February 7, 2014, the ownership of such shares was transferred to VEREIT OP. Pursuant to the Company’s charter, VEREIT OP is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that VEREIT OP may transfer ownership of all or a portion of these 20,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price per share under the DRIP is $9.50 per share. The Board may terminate or amend the DRIP at the Company’s discretion at any time upon ten days prior written notice to the stockholders. During the years ended December 31, 2015 and 2014, approximately 1.1 million and 298,000 shares were purchased under the DRIP for $10.6 million and $2.8 million, respectively. During the year ended December 31, 2013, no shares were purchased under the DRIP.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During the term of the Offering, and until such time as the Board determines a per share estimated net asset value, the redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to the DRIP will be the amount paid for such shares (in each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock). Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time the Company is engaged in an offering of shares, the per share price for shares purchased under the redemption program will always be equal to or lower than the applicable per share offering price.
Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. If the Company cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares the Company may redeem during any quarter or year, the Company will give priority to the redemption of deceased stockholders’ shares. The Company next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining quarterly redemption requests on a pro rata basis. Following such quarterly redemption period, the unsatisfied portion of the prior redemption request must be resubmitted, prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders. During the years ended December 31, 2015 and 2014, the Company redeemed approximately 193,100 and 1,700, shares under the share redemption program for approximately $1.9 million and $17,000, respectively.
Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.0017260274 per share (which equates to approximately 6.30% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on December 31, 2015. In addition, the Board authorized a daily distribution, based on 366 days in the calendar year, of $0.0017213115 per share (which equates to approximately 6.30% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on June 30, 2016. As of December 31, 2015, the Company had distributions payable of $2.2 million.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions paid on a percentage basis for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
Character of Distributions (Unaudited):	2015	2014
Ordinary dividends	87%	55%
Nontaxable distributions	13%	45%
Total	100%	100%
During the years ended December 31, 2015 and 2014, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the years ended December 31, 2015 and 2014, the Company incurred state and local income and franchise taxes of $223,000 and $110,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2015 and 2014. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 15 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2015, the leases had a weighted-average remaining term of 10.9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2015, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2016	$62,783
2017	64,183
2018	65,304
2019	66,310
2020	67,297
Thereafter	411,701
Total	$737,578

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,344	$13,170	$14,901	$19,600
Acquisition-related expenses	$39	$606	$4,161	$2,755
Operating income	$17,674	$3,620	$776	$2,823
Net income (loss)	$14,233	$(814)	$(3,794)	$(2,785)
Basic and diluted net income (loss) per common share(1)	$0.56	$(0.03)	$(0.12)	$(0.07)
Distributions declared per common share (1)	$0.16	$0.16	$0.16	$0.16
____________________________________

(1)
The sum of the quarterly net income (loss) per share amounts does not agree to the full year net loss per share amounts. The Company calculates net income (loss) per share and distributions declared per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

	December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$458	$1,428	$5,589	$10,371
Acquisition-related expenses	$563	$4,167	$2,236	$7,760
Operating loss	$(523)	$(3,927)	$(187)	$(3,887)
Net loss	$(803)	$(4,304)	$(1,305)	$(6,304)
Basic and diluted net loss per common share (1)	$(2.08)	$(1.15)	$(0.10)	$(0.27)
Distributions declared per common share (1)	$0.15	$0.16	$0.16	$0.16
____________________________________

(1)
The sum of the quarterly net income (loss) per share amounts does not agree to the full year net loss per share amounts. The Company calculates net income (loss) per share and distributions declared per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

NOTE 17 — SUBSEQUENT EVENTS
Status of the Offering
As of March 24, 2016, the Company had received $497.6 million in gross offering proceeds through the issuance of approximately 50.2 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Series C Loan
On January 13, 2016, CCI II OP entered into a modification agreement in order to decrease the maximum principal amount of the Series C Loan from $60.0 million to $30.0 million and to extend the maturity date from January 13, 2016 to June 30, 2016. The modification agreement to the Series C Loan was approved by a majority of the Company’s directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of March 24, 2016, the amount outstanding under the Series C Loan was $30.0 million.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Payable and Credit Facility
On January 27, 2016, Moody’s Investors Services, Inc. downgraded the debt of Freeport Mineral Corporation (“Freeport”), a wholly-owned subsidiary of Freeport-McMoRan Inc. and one of the Company’s tenants at a multi-tenant commercial property that is 99% leased to Freeport (the “Freeport Property”). The Freeport Property collateralizes a loan in the principal amount of $71.5 million (the “Freeport Loan”). As described in the loan agreement, the Freeport Loan provides that in the event Freeport’s credit rating is downgraded below certain thresholds, the Company’s cash flow in excess of approved operating expenses, management fees and debt service payments from Freeport’s lease payments would be swept to a cash management account to be held in reserve for approved leasing expenses. On February 5, 2016, the Company entered into a modification agreement to the Freeport Loan to provide that the lender would accept a letter of credit in lieu of any cash sweep related to the Freeport Loan (the “Modification”). Also on February 5, 2016, in connection with the Modification, a letter of credit in the aggregate amount of approximately $4.9 million was issued for the benefit of the lender. This letter of credit will be held for and applied to any approved leasing expenses, and is subject to renewal on an annual basis. Under the terms of the Modification, if Freeport’s credit rating continues to be below the thresholds provided in the Freeport Loan on the date that the cash management account would have accrued approximately $4.9 million had the cash sweep been put into effect as originally contemplated by the Freeport Loan, then the amount of the letter of credit will be increased at that time by the total amount that would be expected to accrue in the cash management account in the next twelve months if the cash sweep had been put into effect, less any approved leasing expenses previously paid by the Company. Subsequent future adjustments would be made annually thereafter based upon a similar process. All other material terms of the Freeport Loan remain unchanged by the Modification. As of March 24, 2016, $71.5 million was outstanding under the Freeport Loan, as amended.
On March 18, 2016, the Company entered into a second modification agreement to the Credit Agreement, which removed the provision of the Credit Agreement that the maturity date of the outstanding loans would be September 30, 2017 if the Company does not reach $1.0 billion in total asset value, as defined in the Credit Agreement, prior to March 31, 2016.
As of March 24, 2016, the Company had $210.0 million outstanding under the Credit Facility.
Engagement of Independent Valuation Firm (Unaudited)
On February 1, 2016, pursuant to the prior approval of a valuation committee of the Board solely comprised of the Company’s independent directors, in accordance with the valuation policies previously adopted by the Board, the Company engaged Cushman & Wakefield of Illinois, Inc., Valuation & Advisory group (“Cushman & Wakefield”) to assist with determining the estimated per share value of our common stock. The valuation will be performed in accordance with the valuation guidelines established by the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs. The Company currently expects to announce the estimated per share value in early April 2016. The estimated value per share will ultimately be determined by the Board.
Charter Amendment to Classify Class A/Class T Shares and Amendment to Distribution Reinvestment Plan
Effective as of March 4, 2016, the Company changed the designation of its common stock to Class A shares of common stock (the “Class A Shares”) and then reclassified a portion of its Class A Shares as Class T shares of common stock (the “Class T Shares”). The Class A Shares and Class T Shares have similar voting rights, although distributions are expected to differ to pay any distribution and stockholder servicing fees, as defined in the Company’s Articles of Amendment and as supplemented by the Articles Supplementary, that may be associated with the Class T Shares. In addition, the Company’s charter provides that, in the event of a liquidation of the Company’s assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate assets available for distribution as the number of outstanding shares of such class held by such holder bears to the total number of outstanding shares of such class then outstanding.
All shares of common stock issued and outstanding prior to the filing of the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary.
On March 28, 2016, the Board adopted an Amended and Restated Distribution Reinvestment Plan to allow for the reinvestment of distributions paid on Class T Shares once they become available. The Amended and Restated Distribution Reinvestment Plan becomes effective as of May 1, 2016, however no Class T Shares may be offered or sold pursuant to the Amended and Restated Distribution Reinvestment Plan unless and until such offering is registered under the Securities Act.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	31-Dec-15	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases
3 Phoenix, Inc.:
Wake Forest, NC	(f)	$973	$8,330	$—	$9,303	$275	9/30/2014	2014
3D Systems:
Rock Hill, SC	(f)	780	8,082	—	8,862	279	9/30/2014	1992
Amazon.com, Inc.:
Petersburg, VA	$38,280	3,866	48,404	—	52,270	1,728	10/15/2014	2012
Amcor Rigid Plastics USA, Inc.:
Franklin, IN	(f)	1,373	16,530	—	17,903	662	6/27/2014	1973
Bellevue, OH	(f)	611	9,171	—	9,782	319	9/26/2014	1998
Bellevue, OH	(f)	498	7,960	—	8,458	277	9/26/2014	1998
Avnet, Inc.:
San Antonio, TX	(f)	1,619	9,611	—	11,230	334	12/19/2014	2014
BTS Procter & Gamble Distributing:
Union, OH	(f)	3,537	68,961	—	72,498	1,861	12/23/2014	2014
Cott Beverages:
Greer, SC	(f)	666	11,184	—	11,850	38	11/5/2015	2015
Joplin, MO	(f)	571	11,161	—	11,732	138	7/21/2015	2014
County of Santa Clara:
San Jose, CA	14,314	4,561	17,508	—	22,069	962	1/13/2014	1997
Dometic:
Goshen, IN	(f)	871	8,794	—	9,665	48	10/1/2015	2005
E.I. DuPont de Nemours and Company:
Johnston, CO	(f)	1,587	33,027	—	34,614	983	12/19/2014	2014
Express Scripts:
Lincoln Hill, PA	(f)	2,873	14,064	—	16,937	70	11/9/2015	2015
FedEx Ground Package System, Inc.:
St. Joseph, MO	(f)	414	4,304	—	4,718	182	5/30/2014	2014
Fort Dodge, IA	(f)	123	2,414	—	2,537	97	6/2/2014	2014
Las Vegas, NV	11,541	1,838	16,439	—	18,277	705	6/5/2014	2010
Johnstown, CO	(f)	1,285	12,182	—	13,467	435	9/30/2014	2014
Freeport-McMoRan Corporation:
Phoenix, AZ	71,500	—	96,553	—	96,553	2,944	11/4/2014	2010
Keurig Green Mountain Coffee:
Burlington (63 South Ave), MA	25,577	4,612	31,175	—	35,787	1,408	6/30/2014	2013
Burlington (53 South Ave), MA	77,895	5,190	116,453	—	121,643	1,103	8/18/2015	2014
Lennar Homes:
Houston, TX	(f)	1,368	15,045	—	16,413	19	12/9/2015	2015
ODW:
Columbus, OH	(f)	3,052	22,096	—	25,148	924	6/30/2014	1992
Owens Corning:
Fuera Bush, NY	(f)	1,134	10,218	—	11,352	409	7/29/2014	1986
Protein Simple:
San Jose, CA	(f)	10,797	21,611	25	32,433	803	10/23/2014	1982
RF Micro Devices:
Greensboro, NC	9,245	865	11,155	—	12,020	443	6/12/2014	1999
State of Alabama:
Birmingham, AL	(f)	1,950	26,831	81	28,862	1,213	4/30/2014	2010

S-1

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	31-Dec-15	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Subaru of America:
Lebanon, IN	(f)	$3,042	$27,333	$6,934	$37,309	$1,128	6/23/2014	2014
UPS:
Londonderry, NH	(f)	6,309	35,337	—	41,646	285	9/30/2015	2015
Wyle CAS Group:
Huntsville, AL	(f)	2,033	18,384	—	20,417	829	7/9/2014	2013
TOTAL:	$248,352	$68,398	$740,317	$7,040	$815,755	$20,901
____________________________________
(a)     As of December 31, 2015, we owned 29 single-tenant properties and one multi-tenant commercial property.

(b)    The aggregate cost for federal income tax purposes was approximately $815.8 million.

(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2015 and December 31, 2014:

	Year Ended December 31,
	2015	2014
Balance, beginning of period	$578,829	$—
Additions
Acquisitions	229,885	578,829
Improvements	7,041	—
Total additions	236,926	578,829
Deductions	—	—
Cost of real estate sold	—	—
Total deductions	—	—
Balance, end of period	$815,755	$578,829

(d)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2015 and December 31, 2014:

	Year Ended December 31,
	2015	2014
Balance, beginning of period	$4,574	$—
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	16,327	4,574
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	—	—
Total additions	16,327	4,574
Deductions	—	—
Cost of real estate sold	—	—
Total deductions	—	—
Balance, end of period	$20,901	$4,574

(e)
The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

(f)	Part of the Credit Facility’s unencumbered borrowing base. As of December 31, 2015, the Company had $268.0 million outstanding under the Credit Facility.

S-2