Form 10-Q
period 2016-03-31
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2016-05-10
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 5, 2016, there were approximately 55.5 million shares of Class A common stock, par value $0.01, and 0 shares of Class T common stock, par value $0.01, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$68,398	$68,398
Buildings and improvements	747,732	747,357
Intangible lease assets	99,245	99,245
Total real estate investments, at cost	915,375	915,000
Less: accumulated depreciation and amortization	(37,387)	(29,820)
Total real estate investments, net	877,988	885,180
Cash and cash equivalents	20,313	18,060
Restricted cash	2,469	1,540
Rents and tenant receivables	13,331	11,354
Property escrow deposits, prepaid expenses and other assets	3,264	1,785
Deferred costs, net	2,039	2,190
Total assets	$919,404	$920,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$466,387	$514,094
Line of credit with affiliate	—	30,000
Accounts payable and accrued expenses	4,502	5,416
Escrowed investor proceeds	1,180	238
Due to affiliates	1,763	1,510
Intangible lease liabilities, net	21,898	22,721
Distributions payable	2,608	2,158
Derivative liabilities, deferred rental income and other liabilities	8,870	3,471
Total liabilities	507,208	579,608
Commitments and contingencies
Redeemable common stock	14,496	11,520
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value; 245,000,000 shares authorized, 50,993,917 and 41,781,519 shares issued and outstanding, respectively	510	418
Class T common stock, $0.01 par value; 245,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	439,380	360,348
Accumulated distributions in excess of earnings	(37,771)	(32,070)
Accumulated other comprehensive (loss) income	(4,419)	285
Total stockholders’ equity	397,700	328,981
Total liabilities and stockholders’ equity	$919,404	$920,109
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$18,021	$12,378
Tenant reimbursement income	2,099	1,199
Assignment fee income	—	12,767
Total revenues	20,120	26,344
Operating expenses:
General and administrative	1,225	502
Property operating	944	1,008
Real estate tax	1,698	591
Advisory fees and expenses	1,843	1,249
Acquisition-related	148	39
Depreciation and amortization	7,535	5,281
Total operating expenses	13,393	8,670
Operating income	6,727	17,674
Other income (expense):
Interest expense and other, net	(5,239)	(3,441)
Net income	$1,488	$14,233
Weighted average number of common shares outstanding:
Basic and diluted	45,844,472	25,478,991
Net income per common share:
Basic and diluted	$0.03	$0.56
Distributions declared per common share	$0.16	$0.16
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$1,488	$14,233
Other comprehensive loss:
Unrealized loss on interest rate swaps	(5,315)	(773)
Amount of loss reclassified from other comprehensive loss into income as interest expense	611	314
Total other comprehensive loss	(4,704)	(459)
Total comprehensive (loss) income	$(3,216)	$13,774
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2016	41,781,519	$418	$360,348	$(32,070)	$285	$328,981
Issuance of common stock	9,285,598	93	91,332	—	—	91,425
Distributions to investors	—	—	—	(7,189)	—	(7,189)
Commissions on stock sales and related dealer manager fees	—	—	(6,771)	—	—	(6,771)
Other offering costs	—	—	(1,853)	—	—	(1,853)
Redemptions of common stock	(73,200)	(1)	(700)	—	—	(701)
Changes in redeemable common stock	—	—	(2,976)	—	—	(2,976)
Comprehensive income (loss)	—	—	—	1,488	(4,704)	(3,216)
Balance, March 31, 2016	50,993,917	$510	$439,380	$(37,771)	$(4,419)	$397,700
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,488	$14,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	6,744	5,166
Amortization of deferred financing costs	339	291
Straight-line rental income	(1,259)	(1,777)
Changes in assets and liabilities:
Rents and tenant receivables	(718)	(388)
Prepaid expenses and other assets	(70)	(353)
Accounts payable and accrued expenses	(835)	(136)
Deferred rental income and other liabilities	1,286	1,300
Due to affiliates	295	(2,964)
Net cash provided by operating activities	7,270	15,372
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(450)	(18,352)
Payment of property escrow deposits	(2,000)	—
Change in restricted cash	(929)	(57)
Net cash used in investing activities	(3,379)	(18,409)
Cash flows from financing activities:
Proceeds from issuance of common stock	87,748	17,601
Offering costs on issuance of common stock	(8,666)	(1,950)
Redemptions of common stock	(701)	—
Distributions to investors	(3,062)	(1,703)
Proceeds from credit facility and notes payable	20,000	135,423
Repayments of credit facility and notes payable	(67,749)	(134,465)
Repayment of line of credit with affiliate	(30,000)	—
Escrowed investor proceeds	942	4
Deferred financing costs paid	(150)	(879)
Payment of loan deposits	—	(50)
Refund of loan deposits	—	100
Net cash (used in) provided by financing activities	(1,638)	14,081
Net increase in cash and cash equivalents	2,253	11,044
Cash and cash equivalents, beginning of period	18,060	11,141
Cash and cash equivalents, end of period	$20,313	$22,185
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2016

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a Maryland corporation, incorporated on February 26, 2013, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in its taxable year ended December 31, 2014. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership, (“CCI II OP”). The Company is externally managed by Cole Corporate Income Advisors II, LLC (“CCI II Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CCI II Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-187470) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 17, 2013, the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares, as defined below) at a price of $10.00 per share until April 8, 2016 and $10.99 per share effective April 11, 2016, as well as up to $475 million in additional shares to be issued pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $9.50 per share until April 8, 2016 and $10.00 per share effective April 11, 2016 (together with Class T Shares as defined below, the “Offering”). In connection with Post-Effective Amendment No. 6 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company reallocated a portion ($1.0 billion in shares) of the Class A Shares offered in the Offering to Class T shares of the Company’s common stock (the “Class T Shares”) and began offering Class T Shares at a price of $10.53 per share in the Offering. The Company reserves the right to reallocate the shares being offered in the Offering among the classes of shares and between the primary offering and the DRIP.
On January 13, 2014, CREInvestments, LLC (“CREI”), an affiliate of CCI II Advisors, purchased approximately 275,000 shares of the Company’s common stock in the Offering, resulting in gross proceeds of $2.5 million. With such purchase, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering. In connection with such purchase, the Company’s board of directors (the “Board”) granted a waiver of the share ownership limit to CREI and its successors and assigns in accordance with the provisions of the Company’s charter. Such waiver expired automatically on June 30, 2015. As of March 31, 2016, CREI and its successors and assigns did not exceed the share ownership limit. On February 7, 2014, the ownership of all shares of the Company’s common stock owned by CREI was transferred to VEREIT Operating Partnership, L.P., the operating partnership of VEREIT (“VEREIT OP”). As of March 31, 2016, the Company had issued approximately 51.2 million shares of common stock in the Offering for gross offering proceeds of $508.2 million before offering costs, selling commissions and dealer manager fees of $51.4 million.
Effective as of March 4, 2016, the Company changed the designation of its common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of its Class A Shares as Class T Shares pursuant to filings of Articles of Amendment to the Company’s Articles of Amendment and Restatement and Articles Supplementary to the Company’s Articles of Amendment and Restatement. The Class A Shares and Class T Shares have similar voting rights, although distributions are expected to differ to pay any distribution and stockholder servicing fees, as defined in the Company’s charter, as amended, that may be associated with the Class T Shares. In addition, the Company’s charter provides that, in the event of a liquidation of the Company’s assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate assets available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding. All shares of common stock issued and outstanding prior to the filing of the Articles of Amendment to the Company’s Articles of Amendment and Restatement and the Articles Supplementary to the Company’s Articles of Amendment and Restatement were designated as Class A Shares.
On March 28, 2016, the Board adopted an Amended and Restated Distribution Reinvestment Plan to allow for the reinvestment of distributions paid on Class T Shares once they become available. The Amended and Restated Distribution Reinvestment Plan became effective as of May 1, 2016.
On April 11, 2016, the Company announced that the Board established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $10.00 per share for purposes of assisting broker-dealers

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

participating in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Commencing on April 11, 2016, the offering price for shares pursuant to the primary offering portion of the Offering reflects the $10.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the class of shares being purchased. Going forward, the Company intends to publish an updated estimated per share NAV on at least an annual basis. Pursuant to the terms of the Company’s share redemption program, commencing on April 11, 2016, the estimated per share NAV of $10.00 will serve as the most recent estimated per share value for purposes of the share redemption program.
Pursuant to the terms of the DRIP, commencing April 11, 2016, distributions are reinvested in shares of the Company’s common stock at $10.00 per share, the estimated per share NAV as determined by the Board.
Subsequent to March 31, 2016, the Board approved the close of the primary offering on July 29, 2016. The Company will accept subscription agreements only if they are received by the Company’s transfer agent on or before the close of business on July 29, 2016 and fully funded and in good order no later than the close of business on August 31, 2016. The Company intends to continue to issue shares of its common stock pursuant to the DRIP following the termination of the primary offering.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of March 31, 2016, the Company owned 30 properties, comprising 9.1 million rentable square feet of income-producing necessity corporate office and industrial properties located in 17 states. As of March 31, 2016, the rentable space at these properties was 100% leased.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of (i) real estate tax expenses from property operating expenses in the Company’s condensed consolidated unaudited statements of operations and (ii) straight-line rental income in the Company’s condensed consolidated unaudited statements of cash flows. The Company has also chosen to combine depreciation of $3.7 million and amortization of $1.6 million for the three months ended March 31, 2015 into the line item depreciation and amortization in the condensed consolidated unaudited statements of operations.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

The unrealized loss on interest rate swaps line item from the prior years has been disaggregated within the condensed consolidated unaudited statements of other comprehensive income into the captions unrealized loss on interest rate swaps and amount of loss reclassified from other comprehensive loss into income as interest expense.
These reclassifications had no effect on previously reported totals or subtotals.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related expenses, repairs and maintenance are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2016 or 2015.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2016 or December 31, 2015.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
Restricted Cash
The Company had $2.5 million and $1.5 million in restricted cash as of March 31, 2016 and December 31, 2015, respectively. Included in restricted cash was $1.2 million held by lenders in lockbox accounts as of March 31, 2016 and December 31, 2015, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. Restricted cash included $87,000 and $76,000 held by a lender in an escrow account for a certain property in accordance with the respective loan agreement as of March 31, 2016 and December 31, 2015, respectively. In addition, restricted cash included $1.2 million and $238,000 of escrowed investor proceeds for which shares of common stock had not been issued as of March 31, 2016 and December 31, 2015, respectively.
Cash Concentrations
As of March 31, 2016, the Company had cash on deposit, including restricted cash, at four financial institutions, in all of which the Company had deposits in excess of federally insured levels, totaling $20.5 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive (loss) income. As of March 31, 2016 and December 31, 2015, the Company did not have an allowance for uncollectible accounts.
Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) - The amendments in this update eliminate the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. These provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the effect of ASU 2015-16 and noted that there will not be a significant impact to the Company’s consolidated financial statements.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) - The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016, and interim periods thereafter.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) - The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
On February 25, 2016, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases, which replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense. The provisions of ASC 842 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and are required to be applied on a modified retrospective approach. Early adoption is permitted.
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) - The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.
NOTE 3 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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
March 31, 2016

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility, notes payable and line of credit with affiliate — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2016, the estimated fair value of the Company’s debt was $473.1 million, compared to the carrying value of $468.6 million. The estimated fair value of the Company’s debt was $549.9 million as of December 31, 2015, compared to the carrying value on that date of $546.3 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2016 and as of December 31, 2015 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:
Interest rate swaps	$(4,419)	$—	$(4,419)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$591	$—	$591	$—
Financial liabilities:
Interest rate swaps	$(306)	$—	$(306)	$—

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

NOTE 4 — REAL ESTATE ACQUISITIONS
2016 Property Acquisitions
During the three months ended March 31, 2016, the Company did not acquire any properties.
2015 Property Acquisitions
During the three months ended March 31, 2015, the Company did not acquire any properties.
Assignment of Purchase and Sales Agreement
During the three months ended March 31, 2015, the Company, through an assignment from an affiliate of CCI II Advisors, became a party to a purchase and sale agreement (the “PSA”) with a seller to acquire the right to purchase a property. During the same period, the Company assigned its rights in the PSA to a non-affiliated third party and recognized assignment fee income of $12.8 million, net of approximately $520,000 in transaction expenses.
Property Concentrations
As of March 31, 2016, two of the Company’s tenants, Keurig Green Mountain and Freeport-McMoRan, accounted for 17% and 13%, respectively, of the Company’s 2016 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of March 31, 2016, two of the Company’s properties were located in Massachusetts, four properties were located in Ohio, and one property was located in Arizona, which accounted for 17%, 15%, and 13%, respectively, of the Company’s 2016 gross annualized rental revenues. In addition, the Company had tenants in the manufacturing, wholesale, logistics, and mining and natural resources industries, which comprised 27%, 17%, 14%, and 13%, respectively, of the Company’s 2016 gross annualized rental revenues.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the three months ended March 31, 2016. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2016 and December 31, 2015 (in thousands):

		Outstanding Notional				Fair Value of Asset and (Liabilities)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2016	Rates (1)	Dates	Dates	2016	2015
Interest Rate Swap	Property escrow deposits, prepaid expenses and other assets	$—	—	—	—	$—	$591
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$254,070	3.3% to 3.8%	2/10/2015 to 3/19/2015	12/12/2019 to 4/1/2020	$(4,419)	$(306)

(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2016.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2016, the amount reclassified was $611,000.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three months ended March 31, 2016. During the next 12 months, the Company estimates that an additional $2.0 million will be reclassified from other comprehensive (loss) income as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions as of March 31, 2016, it could have been required to settle its obligations under these agreements at an aggregate termination value, inclusive of interest payments and accrued interest, of $4.7 million. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2016.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2016, the Company had $466.4 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.9% and weighted average years to maturity of 4.0 years.
The following table summarizes the debt balances as of December 31, 2015 and March 31, 2016 and the debt activity for the three months ended March 31, 2016 (in thousands):

		During the Three Months Ended March 31, 2016
	Balance as of December 31, 2015	Debt Issuance, Net (1)	Repayments	Accretion	Balance as of March 31, 2016
Fixed rate debt	$238,565	$—	$—	$—	$238,565
Variable rate debt	9,787	—	(9,787)	—	—
Credit Facility	267,962	20,000	(57,962)	—	230,000
Line of credit with affiliate	30,000	—	(30,000)	—	—
Total debt	546,314	20,000	(97,749)	—	468,565
Deferred costs (2)	(2,220)	(111)		153	(2,178)
Total debt, net	$544,094	$19,889	$(97,749)	$153	$466,387

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility.
As of March 31, 2016, the fixed rate debt outstanding of $238.6 million included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to November 2021. As of March 31, 2016, the fixed rate debt had a weighted average interest rate of 4.2%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $385.0 million as of March 31, 2016. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
The Company has an amended, secured credit facility (the “Credit Facility”) with JPMorgan Chase, Bank N.A. (“JPMorgan Chase”), as administrative agent under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan (the “Term Loan”) and up to $200.0 million in revolving loans (the “Revolving Loans”). Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, aggregate borrowings under the Credit Facility may be increased up to a maximum of $1.25 billion. The Revolving Loans mature on December 12, 2018; however, the Company may elect to extend the maturity dates of such loans to December 12, 2019, subject to satisfying certain conditions described in the Credit Agreement. The Term Loan matures on December 12, 2019.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus an interest rate spread ranging from 1.60% to 2.45%, depending on the Company’s leverage. For base rate committed loans, the interest rate will be equal to a rate ranging from 0.60% to 1.45%, depending on the Company’s leverage ratio (as defined in the Credit Agreement), plus a per annum amount equal to the greatest of: (i) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; and (iii) one-month LIBOR multiplied by the statutory reserve rate. As of March 31, 2016, the amount outstanding under the Revolving Loans totaled $30.0 million at an interest rate of 2.9%, and the amount outstanding under the Term Loan totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). As of March 31, 2016, the all-in rate for the Swapped Term Loan was 3.8%. The Company had $165.1 million in unused capacity, subject to borrowing availability, as of March 31, 2016.
During the three months ended March 31, 2016, the Company entered into a modification agreement to the Credit Agreement, which removed the provision of the Credit Agreement that the maturity date of the outstanding loans would be September 30, 2017 if the Company did not reach $1.0 billion in total asset value, as defined in the Credit Agreement, prior to March 31, 2016.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio less than or equal to 60% and a fixed charge coverage ratio greater than 1.50. The Company believes it was in compliance with the covenants of the Credit Agreement as of March 31, 2016.
On January 27, 2016, Moody’s Investors Services, Inc. downgraded the debt of Freeport Mineral Corporation (“Freeport”), a wholly-owned subsidiary of Freeport-McMoRan Inc. and one of the Company’s tenants at a multi-tenant commercial property that is 99% leased to Freeport (the “Freeport Property”). The Freeport Property collateralizes a loan in the principal amount of $71.5 million (the “Freeport Loan”) as of March 31, 2016. As described in the loan agreement, the Freeport Loan provided that in the event Freeport’s credit rating is downgraded below certain thresholds, the Company’s cash flow in excess of approved operating expenses, management fees and debt service payments from Freeport’s lease payments would be swept to a cash management account to be held in reserve for approved leasing expenses. On February 5, 2016, the Company entered into a modification agreement to the Freeport Loan to provide that the lender would accept a letter of credit in lieu of any cash sweep related to the Freeport Loan (the “Modification”) and issued a letter of credit of $4.9 million.
As of March 31, 2016, the Company had no amounts outstanding and $30.0 million available under its $30.0 million subordinated loan with Series C, LLC, an affiliate of the Company’s advisor (the “Series C Loan”). The Series C Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity. On January 13, 2016, the Company entered into a modification agreement in order to decrease the maximum principal amount of the Series C Loan from $60.0 million to $30.0 million and to extend the maturity date from January 13, 2016 to June 30, 2016. In the event that the Series C Loan is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Loan was approved by a majority of the Board (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than comparable loans between unaffiliated parties under the same circumstances.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$2,608	$1,409
Escrow deposit due to affiliate on real estate investments	$—	$1,000
Change in fair value of interest rate swaps	$(4,704)	$(459)
Common stock issued through distribution reinvestment plan	$3,677	$2,161
Supplemental Cash Flow Disclosures:
Interest paid	$5,104	$3,044
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of March 31, 2016, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in two office and industrial properties, subject to meeting certain criteria, for an aggregate purchase price of $144.1 million, exclusive of closing costs. As of March 31, 2016, the Company had $2.5 million of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of March 31, 2016, none of these escrow deposits have been forfeited.
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
Offering
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CCI II Advisors, receives, and will continue to receive, selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares (when the Company begins selling them), respectively, and before reallowance of selling commissions earned by participating broker-dealers. CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, up to 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares before reallowance to participating broker-dealers is paid, and will continue to be paid, to CCC as a dealer manager fee. CCC, in its sole discretion, may reallow all or a portion of its dealer

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid by CCI II Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of March 31, 2016, CCI II Advisors had paid organization and offering expenses in excess of the 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these amounts may become payable.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Offering:
Selling commissions	$4,992	$1,202
Selling commissions reallowed by CCC	$4,992	$1,202
Dealer manager fees	$1,779	$353
Dealer manager fees reallowed by CCC	$749	$149
Other offering costs	$1,853	$395
As of March 31, 2016, all of the amounts shown above had been paid to CCI II Advisors and its affiliates.
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
The Company pays CCI II Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which effective March 1, 2016 is based on the estimated market value of the Company’s real estate assets used to determine the Company’s per share NAV as discussed in Note 1 — Organization and Business. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
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
The Company will pay CCI II Advisors a distribution and stockholder servicing fee for Class T Shares (when the Company begins selling them) that will accrue daily in the amount of 1/365th of 0.8% of the per share NAV of Class T Shares in the Offering. The distribution and stockholder servicing fee is paid monthly in arrears. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the transfer agent, on behalf of the Company, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 7.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

shares in the Offering, excluding shares sold pursuant to the DRIP; (iii) the fifth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T share is no longer outstanding; and (v) the date the Company effects a liquidity event.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Acquisition and Operations:
Acquisition fees and expenses	$121	$50
Advisory fees and expenses	$1,844	$1,247
Operating expenses	$550	$211
Of the amounts shown above, $1.8 million had been incurred, but not yet paid, for services provided by CCI II Advisors or its affiliates in connection with the acquisitions and operations activities during the three months ended March 31, 2016, and such amounts were recorded as liabilities of the Company as of such date. During the three months ended March 31, 2015, CCI II Advisors permanently waived its rights to expense reimbursements totaling approximately $297,000, and thus the Company is not responsible for this amount. No such amounts were waived during the three months ended March 31, 2016.
Liquidation/Listing
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to a third party on the sale of the property, not to exceed 1.0% of the contract price of each property sold; provided, however, in no event may the disposition fee paid to CCI II Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the asset sold.
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
During each of the three months ended March 31, 2016 and 2015, no commissions or fees were incurred for any such services provided by CCI II Advisors or its affiliates related to the liquidation/listing stage.
Due to Affiliates
As of March 31, 2016 and December 31, 2015, $1.8 million and $1.5 million, respectively, had been incurred by CCI II Advisors or its affiliates, primarily for acquisition and operating expenses, but had not yet been reimbursed by the Company, and were included in due to affiliates on the condensed consolidated unaudited balance sheets.
Transactions
The Company incurred $197,000 and $178,000 of interest expense related to the Series C Loan during the three months ended March 31, 2016 and 2015, respectively.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

NOTE 10 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage CCI II Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CCI II Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 11 — SUBSEQUENT EVENTS
Status of the Offering
As of May 5, 2016, the Company had received $556.3 million in gross offering proceeds through the issuance of approximately 56.0 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Subsequent to March 31, 2016, the Board approved the close of the primary offering on July 29, 2016. The Company’s policy will be to accept subscription agreements only if they are received by the Company’s transfer agent on or before the close of business on July 29, 2016 and fully funded and in good order no later than the close of business on August 31, 2016. The Company intends to continue to issue shares of the Company’s common stock pursuant to the DRIP following the termination of the Company’s primary offering.
The Company’s Class T Shares were registered for sale in the Offering pursuant to Post-Effective Amendment No. 6 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016.
Notes Payable and Credit Facility
As of May 5, 2016, the Company had $225.0 million outstanding under the Credit Facility and $170.1 million in unused capacity, subject to borrowing availability.
Investment in Real Estate Assets
Subsequent to March 31, 2016 and through May 5, 2016, the Company acquired one commercial property for an aggregate purchase price of $40.5 million. Acquisition-related expenses totaling $839,000 were expensed as incurred. The Company has not completed its initial purchase price allocation with respect to this property.
Estimated Per Share NAV
On April 11, 2016, the Company announced that the Board established an estimated per share NAV of the Company’s common stock, as of February 29, 2016, of $10.00 per share. Commencing on April 11, 2016, the offering price for Class A Shares and Class T Shares pursuant to the primary offering portion of the Offering is $10.99 per share and $10.53 per share, respectively. Pursuant to the terms of the DRIP, commencing on April 11, 2016, distributions paid on Class A Shares and Class T Shares are reinvested in Class A Shares and Class T Shares, respectively, at $10.00 per share. Pursuant to the terms of the Company’s share redemption program, commencing on April 11, 2016, the estimated per share NAV of $10.00 shall serve as the most recent estimated per share value for purposes of the share redemption program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. The terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT II), Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Cole Office & Industrial REIT (CCIT II), Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness, and acquisition and operating expenses. Rental income accounted for 90% and 47% of total revenue for the three months ended March 31, 2016 and 2015, respectively. As 100% of our rentable square feet was under lease as of March 31, 2016, with a weighted average remaining lease term of 10.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for additional information regarding a credit downgrade for one of our tenants. As of March 31, 2016, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate assets net of gross intangible lease liabilities, was 50.3%.
Portfolio Information
As of March 31, 2016, we owned 30 properties comprising 9.1 million rentable square feet of income-producing necessity corporate office and industrial properties located in 17 states, which were 100% leased with a weighted average lease term remaining of 10.6 years. The following table shows the property statistics of our real estate assets as of March 31, 2016 and 2015:

	March 31,
	2016		2015
Number of properties	30		23
Approximate rentable square feet	9.1	million	7.2 million
Percentage of rentable square feet leased	100%		100%
We did not acquire any properties during the three months ended March 31, 2016 and 2015.
Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of the Company’s properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment. “Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2015.
As shown in the table below, contract rental revenue on the 22 same store properties for the three months ended March 31, 2016 increased approximately $1.1 million to $11.1 million, compared to $10.0 million for the three months ended March 31, 2015. The expiration of rent abatement periods for two same store properties accounted for approximately $604,000 of the increase in contract rental revenue for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The same store properties were 100% occupied as of March 31, 2016 and 2015. The following table shows the contract rental revenue from properties owned for both of the entire three months ended March 31, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended March 31,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	22	$11,077	$9,991	$1,086	10.9%
“Non-same store” properties	8	4,893	495	4,398	888.5%
Total contract rental revenue	30	15,970	10,486	5,484	52.3%

Straight-line rental income		1,259	1,777	(518)	(29.2)%
Amortization(1)		792	115	677	588.7%
Rental income - as reported		$18,021	$12,378	$5,643	45.6%
 ____________________________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.

Results of Operations
The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		2016 vs 2015 Increase (Decrease)
	2016	2015
Total revenues	$20,120	$26,344	$(6,224)
General and administrative expenses	$1,225	$502	$723
Property operating expenses	$944	$1,008	$(64)
Real estate tax expenses	$1,698	$591	$1,107
Advisory fees and expenses	$1,843	$1,249	$594
Acquisition-related expenses	$148	$39	$109
Depreciation and amortization	$7,535	$5,281	$2,254
Operating income	$6,727	$17,674	$(10,947)
Interest expense and other, net	$5,239	$3,441	$1,798
Net income	$1,488	$14,233	$(12,745)
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses subject to reimbursement by our tenants, which results in tenant reimbursement income.
2016 vs 2015 — Revenue decreased $6.2 million to $20.1 million for the three months ended March 31, 2016, compared to $26.3 million for the three months ended March 31, 2015. Rental income from net leased commercial properties accounted for 90% and 47% of total revenue during the three months ended March 31, 2016 and 2015, respectively. We also paid certain operating expenses subject to reimbursement from our tenants, which resulted in $2.1 million of tenant reimbursement income during the three months ended March 31, 2016, compared to $1.2 million during the three months ended March 31, 2015. The decrease was primarily due to assignment fee income of $12.8 million during the three months ended March 31, 2015, as discussed in Note 4 — Real Estate Acquisitions to our condensed consolidated unaudited financial statements in this Quarterly

Report on Form 10-Q, partially offset by increased revenue from owning 30 properties during the three months ended March 31, 2016, compared to owning 23 properties during the three months ended March 31, 2015.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, accounting fees and unused fees on the Credit Facility, as defined in “— Liquidity and Capital Resources — General” below.
2016 vs 2015 — General and administrative expenses increased $723,000 to $1.2 million for the three months ended March 31, 2016, compared to $502,000 for the three months ended March 31, 2015. The increase was primarily due to increases in operating expense reimbursements to our advisor, unused fees on the Credit Facility and accounting fees.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by the tenant for reimbursable property operating expenses in accordance with the respective lease agreements.
2016 vs 2015 — Property operating expenses decreased $64,000 to $944,000 for the three months ended March 31, 2016, compared to $1.0 million for the three months ended March 31, 2015. The decrease was primarily due to a decrease in property operating repairs and maintenance.
Real Estate Tax Expenses
2016 vs 2015 — Real Estate taxes increased $1.1 million to $1.7 million for the three months ended March 31, 2016, compared to $591,000 for the three months ended March 31, 2015. The increase was due to increased property tax assessments at two properties and owning 30 properties during the three months ended March 31, 2016, compared to owning 23 properties during the three months ended March 31, 2015.
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
2016 vs 2015 — Advisory fees and expenses increased $594,000 to $1.8 million for the three months ended March 31, 2016, compared to $1.2 million for the three months ended March 31, 2015. The increase was primarily due to an increase in our average invested assets to $891.7 million for the three months ended March 31, 2016, compared to $646.5 million during the three months ended March 31, 2015.
Acquisition-Related Expenses
2016 vs 2015 — Acquisition-related expenses increased $109,000 to $148,000 for the three months ended March 31, 2016, compared to $39,000 for the three months ended March 31, 2015. The increase was primarily due to an increase in costs incurred related to future property acquisitions and reimbursements to the advisor.
Depreciation and Amortization
2016 vs 2015 — Depreciation and amortization expenses increased $2.2 million to $7.5 million for the three months ended March 31, 2016, compared to $5.3 million for the three months ended March 31, 2015. The increase was primarily due to owning 30 properties during the three months ended March 31, 2016, compared to owning 23 properties during the three months ended March 31, 2015.
Interest Expense and Other, Net
2016 vs 2015 — Interest expense and other, net increased $1.8 million to $5.2 million for the three months ended March 31, 2016, compared to $3.4 million for the three months ended March 31, 2015. The increase was primarily due to an average outstanding debt balance of $507.4 million for the three months ended March 31, 2016, compared to an average outstanding debt balance of $431.4 million for the three months ended March 31, 2015.
Distributions

Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.0017213115 per Class A share of common stock (the “Class A Shares”) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on September 30, 2016. Our board of directors authorized a daily distribution on Class T shares of common stock (the “Class T Shares”) to the Company’s stockholders of record of such class of shares as of the close of business on each day of the period commencing on the date that the first Class T Share is sold in the Offering and ending on September 30, 2016, equal to $0.0017213115 per share of Class T common stock, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of March 31, 2016, the Company had distributions payable of $2.6 million.
During the three months ended March 31, 2016 and 2015, we paid distributions of $6.7 million and $3.9 million, respectively, including $3.7 million and $2.2 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2016 and 2015 was $7.3 million and $15.4 million, respectively. The distributions paid during the three months ended March 31, 2016 and 2015 were fully funded by net cash provided by operating activities.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. During the three months ended March 31, 2016, we received valid redemption requests under our share redemption program totaling approximately 202,000 shares, all of which were redeemed subsequent to March 31, 2016 for approximately $1.9 million at an average redemption price of $9.58 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments and for the payment of acquisition-related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions, acquisition-related expenses and redemptions will be generated from our current and future investments. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. The sources of our operating cash flows will primarily be provided by the rental income received from leased properties. As of March 31, 2016, we had raised $508.2 million of gross proceeds from the Offering before offering costs, selling commissions and dealer manager fees of $51.4 million.
We have an amended, secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan and up to $200.0 million in revolving loans. Our Credit Facility may be increased up to a maximum of $1.25 billion. As of March 31, 2016, we had $165.1 million in unused capacity, subject to borrowing availability. As of March 31, 2016, we also had cash and cash equivalents of $20.3 million.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related expenses, operating expenses, distributions, and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Assuming an allocation of 60% Class A Shares and 40% Class T Shares are sold in the Offering and assuming a maximum offering, we expect that approximately 88.3% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.7% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of CCI II Advisors in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI II Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of March 31, 2016, CCI II Advisors had paid organization and offering expenses in excess of the 2.0% in connection with the Offering. The amounts in excess of 2.0% of aggregate gross offering proceeds were not included in our condensed consolidated unaudited financial statements because such amounts were not a liability of ours as they exceeded 2.0% of proceeds from the Offering.
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
Contractual Obligations
As of March 31, 2016, we had $466.4 million of debt outstanding with a weighted average interest rate of 3.9%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt(2)	$238,565	$—	$—	$203,465	$35,100
Interest payments - fixed rate debt(2)	44,657	10,097	20,194	13,531	835
Principal payments - Credit Facility	230,000	—	30,000	200,000	—
Interest payments - Credit Facility(3)	30,480	8,470	16,680	5,330	—
Total	$543,702	$18,567	$66,874	$422,326	$35,935

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of March 31, 2016, we had $54.1 million of variable rate debt effectively fixed through the use of interest swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.8% as of March 31, 2016, which is the fixed rate under the interest swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 2.9% as of March 31, 2016.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. As of March 31, 2016, our ratio of debt to total gross real estate assets was 52.5%.
As of March 31, 2016, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in two office and industrial properties, subject to meeting certain criteria, for an aggregate purchase price of $144.1 million, exclusive of closing costs. As of March 31, 2016, we had $2.5 million of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets in this Quarterly Report on Form 10-Q. As of March 31, 2016, none of these escrow deposits have been forfeited.
Cash Flow Analysis
Operating Activities. During the three months ended March 31, 2016, net cash provided by operating activities decreased by $8.1 million to $7.3 million, compared to $15.4 million provided by operating activities for the three months ended March 31, 2015. The change was primarily due to a decrease in net income of $12.7 million as a result of $12.8 million of assignment fee income recognized during the three months ended March 31, 2015, partially offset by an increase in depreciation and amortization of $1.6 million and a decrease in amounts due to affiliates of $3.3 million. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $15.0 million to $3.4 million for the three months ended March 31, 2016, compared to net cash used in investing activities of $18.4 million for the three months ended March 31, 2015. The change was primarily due to a decrease in investment in real estate assets of $17.9 million, partially offset by an increase in funds placed in escrow for investment in real estate assets of $2.0 million.
Financing Activities. Net cash used in financing activities increased $15.7 million to $1.6 million for the three months ended March 31, 2016, compared to $14.1 million net cash provided by financing activities for the three months ended March 31, 2015. The change was primarily due to a decrease in net borrowings of $78.7 million, partially offset by an increase in proceeds from the issuance of common stock, net of offering costs, of $63.4 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets; and

•	Derivative Instruments and Hedging Activities.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2015 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates, whereby we will pay certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 9 — Related-Party Transactions and Arrangements to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CCI II Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of, Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc., and/or Cole Real Estate Income Strategy (Daily NAV), Inc., all of which are REITs offered, distributed and/or managed by affiliates of CCI II Advisors. As such, there are conflicts of interest where CCI II Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Advisors and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

As of March 31, 2016, we had $30.0 million of variable rate debt excluding any debt subject to interest rate swap agreements, and, therefore we are exposed to interest rate changes in LIBOR. As of March 31, 2016, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $150,000 per year.
As of March 31, 2016, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate fair value of the net derivative liability of $4.4 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2016, an increase of 50 basis points in interest rates would result in a derivative asset of $185,000, representing a $4.6 million net change to the fair value of the net derivative liability. A decrease of 50 basis points in interest rates would result in an increase of $4.7 million to the fair value of the net derivative liability, resulting in a net derivative liability of $9.1 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
During the three months ended March 31, 2016, we paid distributions of $6.7 million, including $3.7 million through the issuance of shares pursuant to the DRIP. Our net income was $1.5 million for the three months ended March 31, 2016.
During the year ended December 31, 2015, we paid distributions of $18.8 million, including $10.6 million through the issuance of shares pursuant to the DRIP. Our net loss was $6.0 million as of December 31, 2015, cumulative since inception.
Net cash provided by operating activities for the three months ended March 31, 2016 was $7.3 million, and reflected a reduction for real estate acquisition-related expenses incurred of $148,000 in accordance with GAAP. The distributions paid during the three months ended March 31, 2016 were fully funded by net cash provided by operating activities.
Net cash provided by operating activities for the year ended December 31, 2015 was $23.8 million and reflected a reduction for real estate acquisition-related expenses incurred of $7.6 million, in accordance with GAAP. All of our 2015 distributions were funded by net cash provided by operating activities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2016, we had issued approximately 51.2 million shares of our common stock in the Offering for gross offering proceeds of $508.2 million, out of which we paid $41.2 million in selling commissions and dealer manager fees and $10.2 million in organization and offering costs to CCI II Advisors or its affiliates. With the net offering proceeds and additional indebtedness, we acquired $891.9 million in real estate assets and incurred acquisition costs of $22.4 million, including costs of $18.4 million in acquisition fees and expense reimbursements to CCI II Advisors. As of May 5, 2016, we have sold approximately 56.0 million Class A Shares and no Class T Shares in the Offering for gross offering proceeds of $556.3 million. The Company did not make any sales of unregistered securities during the three months ended March 31, 2016.
The Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. The Board reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP.

During the three months ended March 31, 2016, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	—	(1)
February 1, 2016 - February 29, 2016	73,200	$9.58	73,200	(1)
March 1, 2016 - March 31, 2016	—	$—	—	(1)
Total	73,200		73,200	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2016 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On May 1, 2016, Simon J. Misselbrook, the Company’s chief financial officer and treasurer and chief financial officer and treasurer of CCI II Advisors, notified the Company of his resignation, effective May 30, 2016, to pursue another professional opportunity.
On May 9, 2016, the Board appointed Michael J. Bartolotta to serve as its interim chief financial officer and treasurer commencing on May 30, 2016, assuming a successor has not been named at that time, to serve until such time as a successor is named. Mr. Bartolotta, age 59, has served as the executive vice president and chief financial officer of VEREIT since October 2015, and will continue to serve in that role. Mr. Bartolotta previously served as executive vice president and chief financial officer of Cushman & Wakefield Inc. (“Cushman”), a global leader in commercial real estate services, from February 2012 until September 2015. Mr. Bartolotta also served on Cushman’s board of directors and served as chairman of the audit committee from March 2007 until he assumed his position as executive vice president and chief financial officer of Cushman in February 2012. Before becoming Cushman’s chief financial officer, Mr. Bartolotta served as vice president and chief financial officer for EXOR, Inc., the U.S. arm of EXOR S.p.A., from 1991 to February 2012. Mr. Bartolotta has a Bachelor of Science degree in Accounting from New York University and is a Certified Public Accountant in New York.
Mr. Bartolotta did not enter into an employment agreement with us in connection with his appointment as the Company’s interim chief financial officer and treasurer, and the appointment of Mr. Bartolotta as the Company’s interim chief financial officer and treasurer was not made pursuant to any arrangement or understanding between Mr. Bartolotta and any other person. Mr. Bartolotta has not had any direct or indirect material interests in any transaction with the Company or to which the Company is a party or in any currently proposed transaction with the Company or to which the Company is a party. Mr. Bartolotta does have an employment agreement with VEREIT, dated as of October 5, 2015, relating to his position as executive vice president and chief financial officer of that company.

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
Date: May 9, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Cole Office & Industrial REIT (CCIT II), Inc., filed on March 4, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on March 8, 2016).

3.4
Articles Supplementary to the Articles of Amendment and Restatement of Cole Office & Industrial REIT (CCIT II), Inc., filed on March 4, 2016 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on March 8, 2016).

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on April 29, 2016).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on April 29, 2016).
4.3
Amended and Restated Distribution Reinvestment Plan, effective as of May 1, 2016 (Incorporated by reference to Appendix D to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-187470), filed on April 29, 2016).

10.1
Amended and Restated Dealer Manager Agreement by and between Cole Office & Industrial REIT (CCIT II), Inc. and Cole Capital Corporation, dated as of April 29, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55436), filed on April 29, 2016).

10.2
Third Modification Agreement to Subordinate Promissory Note, dated January 13, 2016, by and between VEREIT TRS Corp. (f/k/a ARCP TRS Corp.) and Cole Corporate Income Operating Partnership II, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on January 20, 2016).

10.3
Modification Agreement, dated February 5, 2016, by and between ARCP OFC Phoenix (Central) AZ, LLC, Cole Corporate Income Operating Partnership II, LP and Wilmington Trust, National Association, as Trustee for the benefit of the registered holders of JPMBB Commercial Mortgage Securities Trust 2015-C28, Commercial Mortgage Pass-Through Certificates, Series 2015-C28, acting by and through Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on February 11, 2016).

10.4
Second Modification Agreement, dated March 18, 2016, by and among Cole Corporate Income Operating Partnership II, LP, JPMorgan Chase Bank, N.A. as administrative agent, and other lending institutions (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on March 24, 2016).

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