Form 10-Q
period 2016-06-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2016-08-12
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 9, 2016, there were approximately 61.9 million shares of Class A common stock, par value $0.01, and 1.1 million shares of Class T common stock, par value $0.01, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$85,574	$68,398
Buildings and improvements	867,020	747,357
Intangible lease assets	107,107	99,245
Total real estate investments, at cost	1,059,701	915,000
Less: accumulated depreciation and amortization	(45,048)	(29,820)
Total real estate investments, net	1,014,653	885,180
Cash and cash equivalents	21,068	18,060
Restricted cash	1,165	1,540
Rents and tenant receivables	14,572	11,354
Prepaid expenses, property escrow deposits and other assets	732	1,785
Deferred costs, net	1,894	2,190
Total assets	$1,054,084	$920,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$536,519	$514,094
Line of credit with affiliate	—	30,000
Accounts payable and accrued expenses	4,435	5,416
Escrowed investor proceeds	100	238
Due to affiliates	1,290	1,510
Intangible lease liabilities, net	21,461	22,721
Distributions payable	3,007	2,158
Derivative liabilities, deferred rental income and other liabilities	9,351	3,471
Total liabilities	576,163	579,608
Commitments and contingencies
Redeemable common stock	17,054	11,520
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value; 245,000,000 shares authorized, 58,837,276 and 41,781,519 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	588	418
Class T common stock, $0.01 par value; 245,000,000 shares authorized, 328,871 and 0 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3	—
Capital in excess of par value	514,099	360,348
Accumulated distributions in excess of earnings	(47,928)	(32,070)
Accumulated other comprehensive (loss) income	(5,895)	285
Total stockholders’ equity	460,867	328,981
Total liabilities and stockholders’ equity	$1,054,084	$920,109
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$18,541	$12,555	$36,562	$24,933
Tenant reimbursement income	2,208	615	4,307	1,814
Assignment fee income	—	—	—	12,767
Total revenues	20,749	13,170	40,869	39,514
Operating expenses:
General and administrative	1,265	1,069	2,490	1,571
Property operating	1,286	884	2,230	1,893
Real estate tax	1,667	290	3,365	880
Advisory fees and expenses	2,105	1,395	3,948	2,644
Acquisition-related	3,162	606	3,310	645
Depreciation and amortization	7,631	5,306	15,166	10,587
Total operating expenses	17,116	9,550	30,509	18,220
Operating income	3,633	3,620	10,360	21,294
Other income (expense):
Interest expense and other, net	(5,005)	(4,434)	(10,244)	(7,875)
Net (loss) income	$(1,372)	$(814)	$116	$13,419
Weighted average number of common shares outstanding:
Class A common stock - basic and diluted	55,967,478	28,617,793	50,905,976	27,057,062
Class T common stock - basic and diluted	63,027	—	31,513	—
Net (loss) income per common share:
Class A common stock - basic and diluted	$(0.02)	$(0.03)	$0.00	$0.50
Class T common stock - basic and diluted	$(0.04)	$—	$(0.03)	$—
Distributions declared per common share:
Class A common stock	$0.16	$0.16	$0.31	$0.31
Class T common stock	$0.14	$—	$0.28	$—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(1,372)	$(814)	$116	$13,419
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps	(2,059)	1,232	(7,374)	459
Amount of loss reclassified from other comprehensive loss into income as interest expense	583	771	1,194	1,085
Total other comprehensive (loss) income	(1,476)	2,003	(6,180)	1,544
Total comprehensive (loss) income	$(2,848)	$1,189	$(6,064)	$14,963
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2016	41,781,519	$418	—	$—	$360,348	$(32,070)	$285	$328,981
Issuance of common stock	17,330,822	173	328,871	3	178,523	—	—	178,699
Distributions to investors	—	—	—	—	—	(15,974)	—	(15,974)
Commissions, dealer manager and distribution fees	—	—	—	—	(12,981)	—	—	(12,981)
Other offering costs	—	—	—	—	(3,626)	—	—	(3,626)
Redemptions of common stock	(275,065)	(3)	—	—	(2,631)	—	—	(2,634)
Changes in redeemable common stock	—	—	—	—	(5,534)	—	—	(5,534)
Comprehensive income (loss)	—	—	—	—	—	116	(6,180)	(6,064)
Balance, June 30, 2016	58,837,276	$588	328,871	$3	$514,099	$(47,928)	$(5,895)	$460,867
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$116	$13,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	13,968	10,336
Amortization of deferred financing costs	663	617
Straight-line rental income	(2,866)	(3,486)
Changes in assets and liabilities:
Rents and tenant receivables	(352)	(146)
Prepaid expenses and other assets	178	10
Accounts payable and accrued expenses	(919)	(457)
Deferred rental income and other liabilities	291	1,171
Due to affiliates	(47)	(4,234)
Net cash provided by operating activities	11,032	17,230
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(144,759)	(18,725)
Payment of property escrow deposits	(2,216)	—
Return of escrowed funds for acquisition of real estate	2,500	—
Change in restricted cash	375	(1,897)
Net cash used in investing activities	(144,100)	(20,622)
Cash flows from financing activities:
Proceeds from issuance of common stock	170,531	55,626
Offering costs on issuance of common stock	(16,780)	(6,069)
Redemptions of common stock	(2,634)	(915)
Distributions to investors	(6,957)	(3,618)
Proceeds from credit facility and notes payable	130,000	135,423
Repayments of credit facility and notes payable	(107,749)	(165,816)
Repayment of line of credit with affiliate	(30,000)	—
Change in escrowed investor proceeds	(138)	59
Deferred financing costs paid	(197)	(891)
Payment of loan deposits	—	(50)
Refund of loan deposits	—	100
Net cash provided by financing activities	136,076	13,849
Net increase in cash and cash equivalents	3,008	10,457
Cash and cash equivalents, beginning of period	18,060	11,141
Cash and cash equivalents, end of period	$21,068	$21,598
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2016

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a Maryland corporation, incorporated on February 26, 2013, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in its taxable year ended December 31, 2014. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership, (“CCI II OP”). The Company is externally managed by Cole Corporate Income Advisors II, LLC (“CCI II Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CCI II Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-187470) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 17, 2013, the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares, as defined below) at a price of $10.00 per share until April 8, 2016 and $10.99 per share effective April 11, 2016, as well as up to $475 million in additional shares to be issued pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $9.50 per share until April 8, 2016 and $10.00 per share effective April 11, 2016 (together with the Class T Shares as defined below, the “Offering”). In connection with Post-Effective Amendment No. 6 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1.0 billion, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T shares of the Company’s common stock (the “Class T Shares”) at a price of $10.53 per share in the primary portion of the Offering, along with up to $1.5 billion in Class A Shares at a price of $10.99 per share in the primary portion of the Offering. The Company reserves the right to reallocate the shares being offered in the Offering among the classes of shares and between the primary offering and the DRIP, as defined below.
On January 13, 2014, CREInvestments, LLC (“CREI”), an affiliate of CCI II Advisors, purchased approximately 275,000 shares of the Company’s common stock in the Offering, resulting in gross proceeds of $2.5 million. With such purchase, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering. In connection with such purchase, the Company’s board of directors (the “Board”) granted a waiver of the share ownership limit to CREI and its successors and assigns in accordance with the provisions of the Company’s charter. Such waiver expired automatically on June 30, 2015. As of June 30, 2016, CREI and its successors and assigns did not exceed the share ownership limit. On February 7, 2014, the ownership of all shares of the Company’s common stock owned by CREI was transferred to VEREIT Operating Partnership, L.P., the operating partnership of VEREIT (“VEREIT OP”). As of June 30, 2016, the Company had issued approximately 59.6 million shares of common stock in the Offering for gross offering proceeds of $595.4 million ($591.9 million in Class A Shares and $3.5 million in Class T Shares) before offering costs, selling commissions and dealer manager fees of $59.2 million.
Effective as of March 4, 2016, the Company changed the designation of its common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of its Class A Shares as Class T Shares pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to the Company’s Articles of Amendment and Restatement. All shares of common stock issued and outstanding prior to the filing of the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in the Company’s charter, as amended, that are payable in connection with the Class T Shares. In addition, the Company’s charter provides that, in the event of a liquidation of the Company’s assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

On March 28, 2016, the Board adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP” and collectively with the Original DRIP, the “DRIP”), to allow for the reinvestment of distributions paid on Class T Shares. The Amended and Restated DRIP became effective as of May 1, 2016.
On April 11, 2016, the Company announced that the Board established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $10.00 per share for purposes of assisting broker-dealers participating in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Commencing on April 11, 2016, the offering price for shares pursuant to the primary offering portion of the Offering reflects the $10.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the class of shares being purchased. Commencing on April 11, 2016, distributions are reinvested in shares of the Company’s common stock at $10.00 per share, the estimated per share NAV as determined by the Board. Pursuant to the terms of the Company’s share redemption program, commencing on April 11, 2016, the estimated per share NAV of $10.00 serves as the most recent estimated per share value for purposes of share redemptions. Going forward, the Company intends to publish an updated estimated per share NAV on at least an annual basis.
The Board approved the close of the primary offering on or about August 31, 2016. The Company will accept subscription agreements only if they are received by the Company’s transfer agent on or before the close of the primary offering. The Company intends to continue to issue shares of its common stock pursuant to the DRIP following the termination of the primary offering.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of June 30, 2016, the Company owned 32 properties, comprising approximately 10.4 million rentable square feet of income-producing necessity corporate office and industrial properties located in 18 states. As of June 30, 2016, the rentable space at these properties was 100% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated unaudited financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated unaudited financial statements.
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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of (i) real estate tax expenses from property operating expenses in the Company’s condensed consolidated unaudited statements of operations and (ii) straight-line rental income in the Company’s condensed consolidated unaudited statements of cash flows. The Company has also chosen to combine depreciation of $3.7 million and $7.3 million and amortization of $1.6 million and $3.3 million for the

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

three and six months ended June 30, 2015, respectively, into the line item depreciation and amortization in the condensed consolidated unaudited statements of operations.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2016 or 2015.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2016 or December 31, 2015.
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
June 30, 2016

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
Restricted Cash
The Company had $1.2 million and $1.5 million in restricted cash as of June 30, 2016 and December 31, 2015, respectively. Included in restricted cash was $1.0 million and $1.3 million held by lenders in lockbox accounts as of June 30, 2016 and December 31, 2015, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. Restricted cash included $98,000 and $76,000 held by a lender in an escrow account for a certain property in accordance with the respective loan agreement as of June 30, 2016 and December 31, 2015, respectively. In addition, restricted cash included $100,000 and $238,000 of escrowed investor proceeds for which shares of common stock had not been issued as of June 30, 2016 and December 31, 2015, respectively.
Distribution and Stockholder Servicing Fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive (loss) income. As of June 30, 2016 and December 31, 2015, the Company did not have an allowance for uncollectible accounts.
Earnings per Share
We have two classes of common stock. Accordingly, we utilize the two-class method to determine our earnings per share, which results in different earnings per share for each of the classes. Diluted (loss) income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2016 or 2015.
Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) — The amendments in this update eliminate the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. These

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the effect of ASU 2015-16 and believes its adoption was not significant to the Company’s consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2014-09, Revenue from Contracts with Customers — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter.
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
On February 25, 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases, which replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense. The provisions of ASC 842 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and are required to be applied on a modified retrospective approach. Early adoption is permitted.
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility, notes payable and line of credit with affiliate — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2016, the estimated fair value of the Company’s debt was $552.8 million, compared to the carrying value of $538.6 million. The estimated fair value of the Company’s debt was $549.9 million as of December 31, 2015, compared to the carrying value on that date of $546.3 million.
Derivative instruments — The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2016 and as of December 31, 2015 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:
Interest rate swaps	$(5,895)	$—	$(5,895)	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$591	$—	$591	$—
Financial liabilities:
Interest rate swaps	$(306)	$—	$(306)	$—
NOTE 4 — REAL ESTATE ACQUISITIONS
2016 Property Acquisitions
During the six months ended June 30, 2016, the Company acquired two office and industrial properties for an aggregate purchase price of $144.1 million (the “2016 Acquisitions”). The Company purchased the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the preliminary purchase price allocation for acquisitions purchased during the six months ended June 30, 2016 (in thousands):

June 30, 2016
Land	$17,176
Buildings and improvements	119,030
Acquired in-place leases (1)	7,862
Total purchase price	$144,068
______________________

(1)	The weighted average amortization period for acquired in-place leases is 14.1 years for acquisitions completed during the six months ended June 30, 2016.
Because the 2016 Acquisitions were acquired during the three months ended June 30, 2016, the Company recorded revenue for both the three and six months ended June 30, 2016 of $780,000 and a net loss of $2.6 million related to the 2016 Acquisitions.
The following table summarizes selected financial information of the Company as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma basis:
Revenue	$22,466	$15,668	$45,084	$44,510
Net income	$2,585	$500	$5,387	$13,018

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

The pro forma information for the six months ended June 30, 2016 was adjusted to exclude $3.0 million of acquisition-related expenses recorded during such period related to the 2016 Acquisitions. No acquisition-related expenses were recorded during the three months ended June 30, 2016 related to the 2016 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the six months ended June 30, 2015. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
2015 Property Acquisitions
During the six months ended June 30, 2015, the Company did not acquire any properties.
Assignment of Purchase and Sales Agreement
During the six months ended June 30, 2015, the Company, through an assignment from an affiliate of CCI II Advisors, became a party to a purchase and sale agreement (the “PSA”) with a seller to acquire the right to purchase a property. During the same period, the Company assigned its rights in the PSA to a non-affiliated third party and recognized assignment fee income of $12.8 million, net of $520,000 in transaction expenses.
Additional Consideration
During the six months ended June 30, 2015, the Company paid additional consideration related to a property that was purchased during the year ended December 31, 2014. The additional consideration of approximately $491,000 is included within acquisition-related expenses in the accompanying condensed consolidated unaudited statements of operations.
Property Concentrations
As of June 30, 2016, three of the Company’s tenants, Keurig Green Mountain, Amazon, and Freeport-McMoRan, accounted for 15%, 14%, and 11%, respectively, of the Company’s 2016 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of June 30, 2016, two of the Company’s properties were located in Massachusetts, four properties were located in Ohio, and one property was located in Arizona, which accounted for 15%, 13%, and 11%, respectively, of the Company’s 2016 gross annualized rental revenues. In addition, the Company had tenants in the manufacturing, wholesale, retail-internet, logistics, and mining and natural resources industries, which comprised 27%, 15%, 14%, 12%, and 11%, respectively, of the Company’s 2016 gross annualized rental revenues.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the six months ended June 30, 2016. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2016 and December 31, 2015 (in thousands):

		Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Liabilities as of
	Balance Sheet Location	June 30, 2016				June 30, 2016	December 31, 2015
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities (2)	$254,070	3.3% to 3.8%	2/10/2015 to 3/19/2015	12/12/2019 to 4/1/2020	$(5,895)	$(306)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2016.
(2) As of December 31, 2015, one of the interest rate swaps with an outstanding notional amount of $200.0 million was in an asset position with a fair value balance of $591,000 and is included in prepaid expenses, property escrow deposits and other assets in the accompanying condensed consolidated unaudited balance sheets, as of December 31, 2015.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2016, the amounts reclassified were $583,000 and $1.2 million, respectively, and for the three and six months ended June 30, 2015, the amounts reclassified were $771,000 and $1.1 million, respectively.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three and six months ended June 30, 2016 and 2015. During the next 12 months, the Company estimates that an additional $2.2 million will be reclassified from other comprehensive (loss) income as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions as of June 30, 2016, it could have been required to settle its obligations under these agreements at an aggregate termination value, inclusive of interest payments and accrued interest, of $6.1 million. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2016.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of June 30, 2016, the Company had $536.5 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.8% and weighted average years to maturity of 3.6 years.
The following table summarizes the debt balances as of December 31, 2015 and June 30, 2016 and the debt activity for the six months ended June 30, 2016 (in thousands):

		During the Six Months Ended June 30, 2016
	Balance as of December 31, 2015	Debt Issuance, Net (1)	Repayments	Accretion and (Amortization)	Balance as of June 30, 2016
Fixed rate debt	$238,565	$—	$—	$—	$238,565
Variable rate debt	9,787	—	(9,787)	—	—
Credit Facility	267,962	130,000	(97,962)	—	300,000
Line of credit with affiliate	30,000	—	(30,000)	—	—
Total debt	546,314	130,000	(137,749)	—	538,565
Deferred costs (2)	(2,220)	(111)	—	285	(2,046)
Total debt, net	$544,094	$129,889	$(137,749)	$285	$536,519
______________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

As of June 30, 2016, the fixed rate debt outstanding of $238.6 million included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to November 2021. As of June 30, 2016, the fixed rate debt had a weighted average interest rate of 4.2%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $385.0 million as of June 30, 2016. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus an interest rate spread ranging from 1.60% to 2.45%, depending on the Company’s leverage. For base rate committed loans, the interest rate will be equal to a rate ranging from 0.60% to 1.45%, depending on the Company’s leverage ratio (as defined in the Credit Agreement), plus a per annum amount equal to the greatest of: (i) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; and (iii) one-month LIBOR multiplied by the statutory reserve rate. As of June 30, 2016, the amount outstanding under the Revolving Loans totaled $100.0 million at an interest rate of 3.0%, and the amount outstanding under the Term Loan totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). As of June 30, 2016, the all-in rate for the Swapped Term Loan was 3.8%. The Company had $95.1 million in unused capacity, subject to borrowing availability, as of June 30, 2016.
During the six months ended June 30, 2016, the Company entered into a modification agreement to the Credit Agreement, which removed the provision of the Credit Agreement that the maturity date of the outstanding loans would be September 30, 2017 if the Company did not reach $1.0 billion in total asset value, as defined in the Credit Agreement, prior to March 31, 2016.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio less than or equal to 60% and a fixed charge coverage ratio greater than 1.50. The Company believes it was in compliance with the covenants of the Credit Agreement as of June 30, 2016.
On January 27, 2016, Moody’s Investors Services, Inc. downgraded the debt of Freeport Mineral Corporation (“Freeport”), a wholly-owned subsidiary of Freeport-McMoRan Inc. and one of the Company’s tenants at a multi-tenant commercial property that is 99% leased to Freeport (the “Freeport Property”). The Freeport Property collateralizes a loan in the principal amount of $71.5 million (the “Freeport Loan”) as of June 30, 2016. The Freeport Loan provided that in the event Freeport’s credit rating is downgraded below certain thresholds, the Company’s cash flow in excess of approved operating expenses, management fees and debt service payments from Freeport’s lease payments would be swept to a cash management account to be held in reserve for approved leasing expenses. On February 5, 2016, the Company entered into a modification agreement to the Freeport Loan to provide that the lender would accept a letter of credit in lieu of any cash sweep related to the Freeport Loan and issued a letter of credit of $4.9 million.
As of June 30, 2016, the Company had no amounts outstanding under its $30.0 million subordinated loan with an affiliate of the Company’s advisor (the “Series C Loan”). The Series C Loan matured on June 30, 2016. The Series C Loan was approved by a majority of the Board (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than comparable loans between unaffiliated parties under the same circumstances.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,007	$1,556
Accrued capital expenditures	$17	$127
Change in fair value of interest rate swaps	$(6,180)	$1,544
Accrued financing costs	$—	$10
Common stock issued through distribution reinvestment plan	$8,168	$4,597
Accrued distribution and stockholder servicing fees due to affiliates	$131	$—
Supplemental Cash Flow Disclosures:
Interest paid	$9,768	$6,926
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of June 30, 2016, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one office and industrial property, subject to meeting certain criteria, for a purchase price of $21.6 million, exclusive of closing costs. As of June 30, 2016, the Company had $216,000 of property escrow deposits held by escrow agents in connection with this future property acquisition. This deposit is included in the condensed consolidated unaudited balance sheets in prepaid expenses, property escrow deposits and other assets. As of June 30, 2016, this escrow deposit had not been forfeited.
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
Selling commissions and dealer manager fees
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CCI II Advisors, receives, and will continue to receive, selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, up to 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares before reallowance to participating broker-dealers is paid, and will continue to be paid, to CCC as a dealer manager fee. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid by CCI II Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of June 30, 2016, CCI II Advisors had paid organization and offering expenses in excess of the 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated unaudited financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these amounts may become payable.
Distribution and stockholder servicing fees

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

The Company pays CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the transfer agent, on behalf of the Company, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 7.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP; (iii) the fifth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Acquisition fees and expenses
The Company pays CCI II Advisors or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI II Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
Advisory fees and expenses
The Company pays CCI II Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which, effective March 1, 2016, is based on the estimated market value of the Company’s real estate assets used to determine the Company’s per share NAV, as discussed in Note 1 — Organization and Business. The monthly advisory fee is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
Operating expenses
The Company reimburses CCI II Advisors or its affiliates for the operating expenses they paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CCI II Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI II Advisors or its affiliates for personnel costs in connection with the services for which CCI II Advisors or its affiliates receive acquisition or disposition fees.
Disposition fees
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI II Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties,

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

the Company may separately compensate CCI II Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and six months ended June 30, 2016 and 2015, no disposition fees were incurred for any such services provided by CCI II Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CCI II Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2016 and 2015, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015

Selling commissions	$4,400		$2,550	$9,392		$3,752
Selling commissions reallowed by CCC	$4,400		$2,550	$9,392		$3,752
Dealer manager fees	$1,677		$760	$3,456		$1,113
Dealer manager fees reallowed by CCC	$655		$337	$1,404		$486
Other organization and offering costs	$1,773		$809	$3,626		$1,204
Distribution and stockholder servicing fees	$1	(1)	$—	$1	(1)	$—
Distribution and stockholder servicing fees reallowed by CCC	$1	(1)	$—	$1	(1)	$—
Acquisition fees and expenses (2)	$3,014		$106	3,135		$156
Advisory fees and expenses (2)	$2,104		$1,394	3,948		$2,641
Operating expenses (2)	$532		$412	1,082		$623
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $130,000, which is included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 – Summary of Significant Accounting Policies.

(2)
During the six months ended June 30, 2015, CCI II Advisors permanently waived its rights to expense reimbursements totaling $297,000, which are excluded from the table above as the Company is not responsible for this amount. No such amounts were waived during the six months ended June 30, 2016.

Due to Affiliates
As of June 30, 2016, $1.3 million was recorded for services and expenses incurred, but not yet reimbursed to CCI II Advisors, or its affiliates, and the estimated liability for future distribution and stockholder servicing fees payable to CCC. The amount is primarily for advisory and operating fees and expenses and distribution and stockholder servicing fees. As of December 31, 2015, $1.5 million had been incurred by CCI II Advisors, or its affiliates, primarily for advisory, operating and acquisition-related expenses, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets of such periods.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

Transactions
The Company incurred $197,000 and $358,000 of interest expense related to the Series C Loan during the six months ended June 30, 2016 and 2015, respectively. The Series C Loan matured on June 30, 2016.
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
NOTE 11 — SUBSEQUENT EVENTS
Status of the Offering
As of August 9, 2016, the Company had received gross offering proceeds of $631.2 million ($619.5 million in Class A Shares and $11.7 million in Class T Shares) through the issuance of approximately 63.0 million (61.9 million Class A Shares and 1.1 million Class T Shares) shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Redemption of Shares of Common Stock
Subsequent to June 30, 2016, the Company redeemed approximately 97,000 shares for $946,000 at an average per share price of $9.73.
Notes Payable and Credit Facility
As of August 9, 2016, the Company had $260.0 million outstanding under the Credit Facility and $135.1 million in unused capacity, subject to borrowing availability.

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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Our sponsor may be unable to fully reestablish the financial network which previously supported us and/or regain the prior level of transaction and capital raising volume.

•	We are subject to risks that may affect capital raising volume as a result of increased regulatory changes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

Overview
We were formed on February 26, 2013, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced principal operations on January 13, 2014 when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 275,000 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI II Advisors. VEREIT indirectly owns and/or controls our external advisor, CCI II Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumptions, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 89% and 95% of total revenue for the three months ended June 30, 2016 and 2015, respectively, and 89% and 63% of total revenue for the six months ended June 30, 2016 and 2015, respectively. As 100% of our rentable square feet was under lease as of June 30, 2016, with a weighted average remaining lease term of 10.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for additional information regarding a credit downgrade for one of our tenants. As of June 30, 2016, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate assets net of gross intangible lease liabilities, was 50%.
Portfolio Information
As of June 30, 2016, we owned 32 properties comprising 10.4 million rentable square feet of income-producing necessity corporate office and industrial properties located in 18 states, which were 100% leased with a weighted average lease term remaining of 10.9 years. The following table shows the property statistics of our real estate assets as of June 30, 2016 and 2015:

	June 30,
	2016		2015
Number of properties	32		23
Approximate rentable square feet	10.4	million	7.2 million
Percentage of rentable square feet leased	100%		100%
We acquired two properties during the three and six months ended June 30, 2016. We did not acquire any properties during the three and six months ended 2015.

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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after April 1, 2015. As shown in the table below, contract rental revenue on the 22 same store properties for the three months ended June 30, 2016 increased $770,000 to $11.0 million compared to $10.2 million for the three months ended June 30, 2015. The expiration of rent abatement periods for two same store properties accounted for $651,000 of the increase in contract rental revenue for the three months ended June 30, 2016. The same store properties were 100% occupied as of June 30, 2016 and June 30, 2015. The following table shows the contract rental revenue from properties owned for both of the entire three months ended June 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	22	$10,972	$10,202	$770	7.5%
“Non-same store” properties	10	5,556	508	5,048	993.7%
Total contract rental revenue	32	16,528	10,710	5,818	54.3%

Straight-line rental income		1,607	1,709	(102)	(6.0)%
Amortization(1)		406	136	270	198.5%
Rental income - as reported		$18,541	$12,555	$5,986	47.7%
______________________
(1) Includes amortization of above- and below-market lease intangibles.
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2015. As shown in the table below, contract rental revenue on the 22 same store properties for the six months ended June 30, 2016 increased $1.9 million to $22.0 million compared to $20.2 million for the six months ended June 30, 2015. The expiration of rent abatement periods for two same store properties accounted for $1.3 million of the increase in contract rental revenue for the six months ended June 30, 2016. The same store properties were 100% occupied as of June 30, 2016 and June 30, 2015. The following table shows the contract rental revenue from properties owned for both of the entire six months ended June 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Six Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	22	$22,048	$20,193	$1,855	9.2%
“Non-same store” properties	10	10,450	1,003	9,447	941.9%
Total contract rental revenue	32	32,498	21,196	11,302	53.3%

Straight-line rental income		2,866	3,486	(620)	(17.8)%
Amortization(1)		1,198	251	947	377.3%
Rental income - as reported		$36,562	$24,933	$11,629	46.6%
______________________
(1) Includes amortization of above- and below-market lease intangibles.

Results of Operations
The following table provides summary information about our results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		2016 vs 2015 Increase (Decrease)	Six Months Ended June 30,		2016 vs 2015 Increase (Decrease)
	2016	2015		2016	2015
Total revenues	$20,749	$13,170	$7,579	$40,869	$39,514	$1,355
General and administrative expenses	$1,265	$1,069	$196	$2,490	$1,571	$919
Property operating expenses	$1,286	$884	$402	$2,230	$1,893	$337
Real estate tax expenses	$1,667	$290	$1,377	$3,365	$880	$2,485
Advisory fees and expenses	$2,105	$1,395	$710	$3,948	$2,644	$1,304
Acquisition-related expenses	$3,162	$606	$2,556	$3,310	$645	$2,665
Depreciation and amortization	$7,631	$5,306	$2,325	$15,166	$10,587	$4,579
Operating income	$3,633	$3,620	$13	$10,360	$21,294	$(10,934)
Interest expense and other, net	$5,005	$4,434	$571	$10,244	$7,875	$2,369
Net (loss) income	$(1,372)	$(814)	$(558)	$116	$13,419	$(13,303)
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $7.6 million during the three months ended June 30, 2016, as compared to the same period in 2015, was primarily due to the acquisition and management of nine rental income-producing properties subsequent to June 30, 2015. The increase in revenue of $1.4 million during the six months ended June 30, 2016, as compared to the same period in 2015, was primarily due to the acquisition and management of nine rental income-producing properties subsequent to June 30, 2015, offset by assignment fee income of $12.8 million earned during the three months ended March 31, 2015, as discussed in Note 4 — Real Estate Acquisitions to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
Rental and other property income accounted for 89% and 95% of total revenue during the three months ended June 30, 2016 and 2015, respectively, and 89% and 63% of total revenue during the six months ended June 30, 2016 and 2015, respectively. We also paid certain operating expenses subject to reimbursement from our tenants, which resulted in $2.2 million and $4.3 million in tenant reimbursement income during the three and six months ended June 30, 2016, respectively, compared to $615,000 and $1.8 million during the same periods in 2015.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, accounting fees, and unused fees on the Credit Facility, as defined in “— Liquidity and Capital Resources — General” below.
The increase in general and administrative expenses of $196,000 and $919,000 during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, was primarily due to increased operating expense reimbursements to our advisor as a result of certain expense allocations performed on a quarterly basis. No such allocation was made during the three and six months ended June 30, 2015 as the allocation was performed on an annual basis during the year ended December 31, 2015. In addition, the increase was due to an increase in accounting fees for both the three and six months ended June 30, 2016, compared to the same periods in 2015.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses to $1.3 million and $2.2 million during the three and six months ended June 30, 2016, respectively, as compared to $884,000 and $1.9 million during the same periods in 2015, was primarily due to owning 32 properties as of June 30, 2016, compared to owning 23 properties as of June 30, 2015.

Real Estate Tax Expenses
The increase in real estate taxes of $1.4 million and $2.5 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, was primarily due to owning 32 properties as of June 30, 2016, compared to owning 23 properties as of June 30, 2015.
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
The increase in advisory fees and expenses of $710,000 during the three months ended June 30, 2016, as compared to the same period in 2015, was primarily due to an increase in our average invested assets to $1.0 billion for the three months ended June 30, 2016, compared to $646.5 million during the three months ended June 30, 2015.
The increase in advisory fees and expenses of $1.3 million during the six months ended June 30, 2016, as compared to the same period in 2015, was primarily due to an increase in our average invested assets to $965.4 million for the six months ended June 30, 2016, compared to $646.8 million during the six months ended June 30, 2015.
Acquisition-Related Expenses
Acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated.

The increase in acquisition-related expenses of $2.6 million and $2.7 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, was primarily due to the acquisition of two properties during the three months ended June 30, 2016, compared to no acquisitions during the three and six months ended June 30, 2015.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $2.3 million and $4.6 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, was primarily due to owning 32 properties as of June 30, 2016, compared to owning 23 properties as of June 30, 2015.
Interest Expense and Other, Net
The increase in interest expense and other, net of $571,000 during the three months ended June 30, 2016, as compared to the same period in 2015, was primarily due to an increase in the average aggregate amount of debt outstanding to $503.6 million during the three months ended June 30, 2016, compared to an average outstanding debt balance of $416.2 million for the three months ended June 30, 2015.
The increase in interest expense and other, net of $2.4 million during the six months ended June 30, 2016, as compared to the same period in 2015, was primarily due to an increase in the average aggregate amount of debt outstanding to $542.4 million during the six months ended June 30, 2016, compared to an average outstanding debt balance of $415.7 million for the six months ended June 30, 2015.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.0017213115 per Class A Share of common stock for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2016 and ending on December 31, 2016. Our board of directors authorized a daily distribution on Class T Shares of common stock to the Company’s stockholders of record of such class of shares as of the close of business on each day of the period commencing on the date that the first Class T Share is sold in the Offering and ending on December 31, 2016, equal to $0.0017213115 per Class T share of common stock, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of June 30, 2016, the Company had distributions payable of $3.0 million.

During the six months ended June 30, 2016 and 2015, we paid distributions of $15.1 million and $8.2 million, respectively, including $8.2 million and $4.6 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $11.0 million and $17.2 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $3.3 million and $645,000, respectively, in accordance with GAAP. Our distributions for the six months ended June 30, 2016 were fully funded by cash flows from operations, including cash flows in excess of distributions from the prior year. Our distributions for the six months ended June 30, 2015 were fully funded by cash flows from operations.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. During the six months ended June 30, 2016, we received valid redemption requests under our share redemption program totaling approximately 97,000 shares, all of which were redeemed subsequent to June 30, 2016 for $946,000 at an average redemption price of $9.73 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments and for the payment of acquisition-related costs, operating expenses, distributions to stockholders, the payment of principal and interest on any current and any future indebtedness, and to satisfy redemption requests. Generally, cash needs for items other than acquisitions, acquisition-related expenses and redemptions will be generated from the operations of our current and future investments. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of June 30, 2016, we had raised $595.4 million of gross proceeds from the Offering ($591.9 million in Class A Shares and $3.5 million in Class T Shares) before offering costs, selling commissions and dealer manager fees of $59.2 million.
Our Credit Facility with JPMorgan Chase, as administrative agent, provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan and up to $200.0 million in revolving loans. As of June 30, 2016, we had $95.1 million in unused capacity, subject to borrowing availability. As of June 30, 2016, we also had cash and cash equivalents of $21.1 million.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations and secured or unsecured borrowings from banks and other lenders.

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
Contractual Obligations
As of June 30, 2016, we had $536.5 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.8%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility	$300,000	$—	$100,000	$200,000	$—
Interest payments - credit facility(2)	33,592	10,600	19,556	3,436	—
Principal payments - fixed rate debt	238,565	—	—	203,465	35,100
Interest payments - fixed rate debt(3)	42,139	10,097	20,194	11,371	477
Total	$614,296	$20,697	$139,750	$418,272	$35,577
______________________

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.8% as of June 30, 2016, which is the fixed rate under the interest swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 3.0% as of June 30, 2016.

(3)
As of June 30, 2016, we had $54.1 million of variable rate debt effectively fixed through the use of interest swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. As of June 30, 2016, our ratio of debt to total gross real estate assets was 52.0%.
As of June 30, 2016, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one office and industrial property, subject to meeting certain criteria, for a purchase price of $21.6 million, exclusive of closing costs. As of June 30, 2016, the Company had $216,000 of property escrow deposits held by escrow agents in connection with this future property acquisition. This deposit is included in the condensed consolidated unaudited balance sheets in prepaid expenses, property escrow deposits and other assets in this Quarterly Report on Form 10-Q. As of June 30, 2016, none of these escrow deposits had been forfeited.

Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2016, net cash provided by operating activities decreased by $6.2 million to $11.0 million, compared to $17.2 million for the six months ended June 30, 2015. The change was primarily due to a decrease in net income of $13.3 million, as a result of $12.8 million of assignment fee income recognized during the six months ended June 30, 2015, offset by an increase in depreciation and amortization of $3.7 million and a net increase in working capital accounts of $2.8 million. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $123.5 million to $144.1 million for the six months ended June 30, 2016, compared to $20.6 million for the six months ended June 30, 2015. The increase resulted primarily from the purchase of two properties for an aggregate purchase price of $144.1 million during the six months ended June 30, 2016, compared to no acquisitions occurring during the six months ended June 30, 2015. During the six months ended June 30, 2015, we repaid our advisor for an escrow deposit related to a property acquired in 2014.
Financing Activities. Net cash provided by financing activities increased $122.3 million to $136.1 million for the six months ended June 30, 2016, compared to $13.8 million for the six months ended June 30, 2015. The change was primarily due to an increase in proceeds from the issuance of common stock, net of offering costs, of $104.2 million and a decrease in net repayments of $22.6 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets; and

•	Derivative Instruments and Hedging Activities.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2015 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 9 — Related-Party Transactions and Arrangements to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CCI II Advisors act as an advisor to, and our interim chief financial officer and our chief executive officer act as executive officers and/or directors of, Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc., Cole Real Estate Income Strategy (Daily NAV), Inc. and/or other real estate offerings in registration, all of which are REITs offered, distributed and/or managed by affiliates of CCI II Advisors. As such, there are conflicts of interest where CCI II Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Advisors and these other real estate programs sponsored by Cole Capital could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2016, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate fair value of the net derivative liability of $5.9 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2016, an increase of 50 basis points in interest rates would result in a change of $4.3 million to the fair value of the net derivative liability, resulting in a net derivative liability of $1.6 million. A decrease of 50 basis points in interest rates would result in a change of $4.4 million to the fair value of the net derivative liability, resulting in a net derivative liability of $10.3 million.
As the information presented above includes only those exposures that existed as of June 30, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.

Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction of our cash flows or material losses to us.
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended June 30, 2016, we paid distributions of $15.1 million, including $8.2 million through the issuance of shares pursuant to the DRIP. Our net income was $116,000 for the six months ended June 30, 2016.
During the year ended December 31, 2015, we paid distributions of $18.8 million, including $10.6 million through the issuance of shares pursuant to the DRIP. Our net loss was $6.0 million as of December 31, 2015, cumulative since inception.
Net cash provided by operating activities for the six months ended June 30, 2016 was $11.0 million, and reflected a reduction for real estate acquisition-related expenses incurred of $3.3 million in accordance with GAAP. Our distributions for the six months ended June 30, 2016 were fully funded by cash flows from operations, including cash flows in excess of distributions from the prior year.
Net cash provided by operating activities for the year ended December 31, 2015 was $23.8 million and reflected a reduction for real estate acquisition-related expenses incurred of $7.6 million, in accordance with GAAP. All of our 2015 distributions were funded by net cash provided by operating activities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2016, we had issued approximately 59.6 million shares of our common stock in the Offering for gross offering proceeds of $595.4 million, out of which we paid $47.2 million in selling commissions and dealer manager fees and $12.0 million in organization and offering costs to CCI II Advisors or its affiliates. In addition, we pay a distribution and stockholder servicing fee for Class T shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. We have excluded the distribution and stockholder servicing fee from the above information, as we pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and additional indebtedness, we acquired $1.0 billion in real estate assets and incurred acquisition costs of $25.6 million, including costs of $21.4 million in acquisition fees and expense reimbursements to CCI II Advisors. As of August 9, 2016, we have sold approximately 61.9 million Class A Shares and 1.1 million Class T Shares in the Offering for gross offering proceeds of $631.2 million.
The Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. The Board reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP.
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2016, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	201,865	$9.58	201,865	(1)
May 1, 2016 - May 31, 2016	—	$—	—	(1)
June 1, 2016 - June 30, 2016	—	$—	—	(1)
Total	201,865		201,865	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2016 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”:
On August 11, 2016, our board of directors appointed Nathan D. DeBacker, age 36, as our chief financial officer and treasurer, effective August 15, 2016. In addition, effective August 15, 2016, Mr. DeBacker was appointed as chief financial officer and treasurer of Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc. and Cole Real Estate Income Strategy (Daily NAV), Inc. (together with the Company, the “Cole REITs”).
Effective August 8, 2016, Mr. DeBacker has served as senior vice president and chief financial officer, Cole REITs, of VEREIT. From May 2014 until joining VEREIT, Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to business organizations. From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital, and following the merger with VEREIT, most recently as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP.  Mr. DeBacker earned his bachelor’s degree in accounting from the University of Arizona and is a Certified Public Accountant.
Mr. DeBacker will replace Michael J. Bartolotta, who has served as our interim chief financial officer and treasurer since May 30, 2016. Mr. DeBacker did not enter into an employment agreement with us in connection with his appointment as the Company’s chief financial officer and treasurer, and the appointment of Mr. DeBacker as the Company’s chief financial officer and treasurer was not made pursuant to any arrangement or understanding between Mr. DeBacker and any other person. Mr. DeBacker has not had any direct or indirect material interests in any transaction with the Company or to which the Company is a party or in any currently proposed transaction with the Company or to which the Company is a party. Mr. DeBacker does have an employment agreement with VEREIT, dated as of August 8, 2016, relating to his position as senior vice president and chief financial officer, Cole REITs, of that company.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Office & Industrial REIT (CCIT II), Inc.
(Registrant)

By:	/s/ Michael J. Bartolotta
Name:	Michael J. Bartolotta
Title:	Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: August 11, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.5*	Purchase and Sale Agreement, dated February 18, 2016, by and between RELP Tampa, LLC and VEREIT ID Ruskin FL, LLC.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

______________________

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