Form 10-K
period 2016-12-31
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2017-03-28
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was conducting an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. As of June 30, 2016, there were approximately 58.5 million shares of Class A common stock and 328,871 shares of Class T common stock held by non-affiliates for an aggregate market value of $588.1 million, assuming a market value of $10.99 per share of Class A common stock and $10.53 per share of Class T common stock, the offering prices per share as of June 30, 2016 in the registrant’s initial public offering exclusive of any available discounts for certain categories of purchasers. The registrant terminated its initial public offering on September 17, 2016. Effective March 28, 2017, the estimated per share net asset value of the registrant’s Class A common stock and Class T common stock as of December 31, 2016 is $10.32 per share.
As of March 23, 2017, there were approximately 65.1 million shares of Class A common stock and 2.5 million shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Office & Industrial REIT (CCIT II), Inc. Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Office & Industrial REIT (CCIT II), Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
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

Definitions
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
The phrase “annualized rental income” refers to the straight-line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any bad debt allowances and any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot).

PART I

ITEM 1.	BUSINESS
Overview
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company,” “we,” “our,” or “us”) is a Maryland corporation, incorporated on February 26, 2013, which elected to be taxed, and qualified, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2014. We are the sole general partner of, and own, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”). We are externally managed by Cole Corporate Income Advisors II, LLC, a Delaware limited liability company (“CCI II Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls our external advisor, CCI II Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital.
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
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-187470) filed with the SEC under the Securities Act and declared effective by the SEC on September 17, 2013, we commenced our initial public offering (the “Offering”) on a “best efforts” basis, initially offering up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares, as defined below) in the primary offering at a price of $10.00 per share, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $9.50 per share until April 8, 2016.
Effective as of March 4, 2016, we changed the designation of our common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of our Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to our Articles of Amendment and Restatement. All shares of common stock issued and outstanding prior to the filing on March 4, 2016 of the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in our charter, as amended, that are payable in connection with the Class T Shares. In addition, our charter provides that, in the event of a liquidation of our assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.
On March 28, 2016, our board of directors adopted the Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP” and collectively with the Original DRIP, the “DRIP”) to allow for the reinvestment of distributions paid on Class A Shares and Class T Shares. Pursuant to the Amended and Restated DRIP, distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. The Amended and Restated DRIP became effective as of May 1, 2016.
On April 11, 2016, we announced that our board of directors established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $10.00 per share for purposes of assisting broker-dealers participating in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result, effective April 11, 2016, the Company revised the offering price for shares pursuant to the primary offering portion of the Offering to be $10.99 per share (representing the $10.00 estimated per share NAV plus applicable selling commissions and dealer manager fees) and revised the offering price of shares pursuant to the Original DRIP to be $10.00 per share (the estimated per share NAV). In connection with Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1.0 billion, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T Shares at a price of $10.53 per share in the primary portion of the Offering (representing the $10.00 estimated per share

NAV plus selling commissions and dealer manager fees applicable to the Class T Shares), along with up to $1.5 billion in Class A Shares at a price of $10.99 per share in the primary portion of the Offering. The Company also began offering Class T Shares pursuant to the DRIP at a price of $10.00 per share, along with Class A Shares pursuant to the DRIP at a price of $10.00 per share. The Company reserved the right to reallocate the shares offered in the Offering among the classes of shares and between the primary offering and the DRIP. On March 22, 2017, our board of directors established an updated estimated per share NAV of our common stock, as of December 31, 2016, of $10.32 per share for both Class A Shares and Class T Shares.
We ceased issuing shares in the Offering on September 17, 2016. The unsold Class A Shares and Class T Shares of $2.3 billion in the aggregate were subsequently deregistered. In addition, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP pursuant to a Registration Statement on Form S-3 (Registration No. 333-213306) (the “DRIP Offering”, and together with the Offering, the “Offerings”), which was filed with the SEC on August 25, 2016 and automatically became effective with the SEC upon filing. We will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by our board of directors, which is currently $10.32 per share for both Class A Shares and Class T Shares. As of December 31, 2016, we had issued approximately 67.9 million shares of common stock in the Offerings for gross offering proceeds of $683.2 million ($657.5 million in Class A Shares and $25.7 million in Class T Shares) before offering costs, selling commissions and dealer manager fees of $66.2 million. In addition, we paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $79,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $940,000.
Commencing March 28, 2017, following the board of directors’ determination of an updated estimated per share NAV, distributions will be reinvested in shares of our common stock pursuant to the DRIP at a price of $10.32 per share in the DRIP Offering for both Class A Shares and Class T Shares. No distributions were reinvested in shares of our common stock under the DRIP between our board of directors’ establishment of the updated estimated per share NAV on March 22, 2017 and March 28, 2017.
We invest in commercial real estate investments primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term leases, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. We expect that most of our properties will continue to be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of December 31, 2016, we owned 34 properties comprising approximately 10.7 million rentable square feet of commercial space located in 18 states, which were 99.97% leased.
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

Acquisition and Investment Policies
Types of Investments
We invest primarily in income-producing necessity office and industrial properties, which are leased to national and regional creditworthy tenants under long-term net leases and are strategically located throughout the United States. We consider necessity properties to be properties that are essential to the operation of the tenant’s business, typically due to one or more of the following factors:
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
For over three decades, our sponsor has developed and utilized a conservative investment approach that focuses primarily on single-tenant commercial properties, which are leased to creditworthy tenants, subject to long-term “net” leases. Historically, a substantial portion of our sponsor’s experience included the application of this investment approach in the retail sector, and in recent years, affiliates of CCI II Advisors have applied this conservative and disciplined investment approach in acquiring and managing necessity office and industrial properties. Further, our sponsor’s investment strategy focuses on properties that typically have high occupancy rates (greater than 90%) and reasonable leverage. In addition, our sponsor has built an organization of approximately 350 employees who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources provides us with a competitive advantage.
We have and may continue to invest in recently constructed, high quality industrial properties that are of necessity to a single principal tenant, subject to a long-term net lease, and used for purposes such as warehousing, distribution, light manufacturing, research and development, or industrial flex facilities. Our portfolio includes, and we may continue to invest in, recently constructed, high quality, low-, mid- or high-rise office buildings that are of necessity to a principal tenant, subject to a long-term net lease, and used for purposes such as a corporate, regional or product-specific headquarters. It is our present intention to hold substantially all of the properties that we acquire for a period of more than seven years.
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
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offerings that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties. We will not forgo a high quality investment because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
We incur debt to acquire properties when CCI II Advisors determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CCI II Advisors applies a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, CCI II Advisors applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, creditworthy entities having high net worth and operating income. CCI II Advisors’ underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CCI II Advisors may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CCI II Advisors. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CCI II Advisors will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
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
Moody’s ratings are forward-looking opinions of future relative creditworthiness, which consider, but are not limited to, franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, provides one measure of the ability of a company to generate cash in the future.
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
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CCI II Advisors also considers other factors in determining whether a tenant is creditworthy for the purpose of meeting our investment objectives. CCI II Advisors’ underwriting process considers information provided by third-party analytical services, such as Moody’s CreditEdge, along with CCI II Advisors’ own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double-net or triple-net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. We expect that double-net and triple-net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. In respect of multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases.
We generally expect to enter into long-term leases that have terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases will also contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will continue to contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing evidence of insurance to CCI II Advisors on an annual basis. The evidence of insurance will be tracked and reviewed for compliance by CCI II Advisors personnel responsible for property and risk management. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that will typically cover one year of annual rent in the event of a rental loss.
Some leases may require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.
We do not expect to allow leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, we generally expect the terms of such consent to provide that the original tenant remains fully liable under the lease unless we release that original tenant from its obligations.
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
Investment Decisions
CCI II Advisors has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, which are approved by our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, CCI II Advisors evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor. CCI II Advisors procures and reviews an independent valuation estimate on each and every proposed investment. In addition, CCI II Advisors, to the extent such information is available, considers the following:
•tenant rolls and tenant creditworthiness;
•a property condition report;
•unit level store performance;
•property location, visibility and access;
•age of the property, physical condition and curb appeal;
•neighboring property uses;
•local market conditions including vacancy rates and market rents;
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
Conditions to Closing Our Acquisitions
 Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:
•plans and specifications;
•surveys;

•	evidence that title to the property can be freely sold or otherwise transferred to us, subject to such liens and encumbrances as are acceptable to CCI II Advisors;
•financial statements covering recent operations of properties, if available;
•title and liability insurance policies; and
•certificates of the tenant attesting that the tenant believes that, among other things, the lease is valid and enforceable.
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
Ownership Structure
Our investments in real estate generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by us or our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CCI II Advisors. See the section captioned “— Joint Venture Investments” below.
Joint Venture Investments
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CCI II Advisors, including other real estate programs sponsored by our sponsor, or other affiliates of CCI II Advisors, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, CCI II Advisors will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “— Investment Decisions” for the selection of our real property investments. CCI II Advisors also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.

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
CCI II Advisors’ officers and key persons may have conflicts of interest in determining which program sponsored by Cole Capital should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CCI II Advisors’ officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of CCI II Advisors’ officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and VEREIT or any other real estate programs sponsored by Cole Capital would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
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
Other Possible Investments
Although we have invested and expect to continue to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector; however, we do not intend for such investments to constitute a significant portion of our assets; and we will evaluate our assets to ensure that any such investments do not cause us to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or cause our advisor to have assets under management that could require our advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended. We may make adjustments to our target portfolio based on real estate market conditions, capital raised, financing secured and investment opportunities. Thus, to the extent that CCI II Advisors presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
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
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our sponsor, CCI II Advisors, any of our directors or any of their or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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
Investment in Other Real Estate-Related Securities. To the extent permitted by Section V.D.2 of the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), and subject to the limitations set forth in our charter, we may invest in common and preferred real estate-related equity securities of both publicly traded and private real estate companies. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
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
At the same time, CCI II Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CCI II Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. After we have fully invested the net proceeds of the Offering, CCI II Advisors intends to target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of February 29, 2016 used to determine our estimated per share NAV, and for those assets acquired from March 1, 2016 through December 31, 2016, is based on the purchase price. As of December 31, 2016, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 46.2% (45.5% including adjustment to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 43.1%.
CCI II Advisors uses its best efforts to obtain financing on the most favorable terms available to us. CCI II Advisors has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our board of directors. Under certain limited circumstances, lenders may have recourse to assets not securing the repayment of the indebtedness. CCI II Advisors may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have purchased and may continue to purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Part I, Item 1A. Risk Factors — Risks Associated with Debt Financing included elsewhere in this Annual Report on Form 10-K.
We may not borrow money from any of our directors, Cole Capital, CCI II Advisors or any of their affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. We entered into a $60.0 million subordinate revolving line of credit (the “Series C Loan”) during the year ended December 31, 2014 with an affiliate of CCI II Advisors, which was modified subsequent to the year ended December 31, 2015 to decrease the total commitment to $30.0 million, and was paid in full before its maturity date of June 30, 2016. The Series C Loan was approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties under the same circumstances.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2016, we had not sold any properties.
During the year ended December 31, 2015, we assigned our rights to a purchase and sale agreement to a non-affiliated third party and recognized assignment fee income of $12.8 million, net of $520,000 in transaction expenses.
Acquisition of Properties from Affiliates of CCI II Advisors
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CCI II Advisors, including properties acquired from affiliates of CCI II Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CCI II Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CCI II Advisors, including property developed by an affiliate of CCI II Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CCI II Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2016, we did not purchase any properties from affiliates of CCI II Advisors.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CCI II Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we compensate CCI II Advisors and its affiliates. Certain conflict resolution procedures are set forth in our charter.
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
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of CCI II Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) and Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) all of which are/or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CCI II Advisors. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CCIT III focuses primarily on the office and industrial sectors, VEREIT, CCPT IV and CCPT V focus primarily on the retail sector and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCPT IV’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCPT IV is no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K. Cole Income NAV Strategy’s offerings of up to $4.0 billion in shares of common stock of three classes were declared effective by the SEC on December 6, 2011, August 26, 2013 and February 10, 2017. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016.
VEREIT and other real estate programs sponsored by Cole Capital, including other real estate offerings in registration, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
Property acquisitions are allocated among VEREIT and the real estate programs sponsored by Cole Capital pursuant to an asset allocation policy. Additionally, for programs sponsored by Cole Capital that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to us, CCIT III and CCPT V, but does not apply to CCPT IV or Cole Income NAV Strategy. In the event that an investment opportunity becomes available that may be suitable for both us and VEREIT or one or more other programs sponsored by Cole Capital, and for which more than one of such entities has sufficient uninvested funds, an allocation committee, which is comprised entirely of employees of our sponsor and its affiliates (the “Allocation Committee”), with oversight by the respective boards of directors, will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:
•the investment objective of each entity;
•the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;
•the amount of funds available to each program and the length of time such funds have been available for investment;
•the policy of each entity relating to leverage of properties;
•the income tax effects of the purchase to each entity; and
•the size of the investment.
If, in the judgment of the Allocation Committee, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial, retail properties or anchored shopping centers) will be allocated such investment opportunity.
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the investment, the Allocation Committee may determine that VEREIT or another program sponsored by Cole Capital will make the investment. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by Cole Capital seeking to acquire similar types of properties is applied fairly to us.
 Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with CCI II Advisors and its affiliates, including VEREIT and other real estate programs sponsored by Cole Capital, we may enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CCI II Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of CCI II Advisors in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CCI II Advisors, any of its affiliates, VEREIT or another real estate program sponsored by Cole Capital.
Other Activities of CCI II Advisors and Its Affiliates
We rely on CCI II Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in VEREIT and other real estate programs sponsored by Cole Capital and the fact that they have also engaged and will continue to engage in other business activities, CCI II Advisors and its officers, key persons and respective affiliates have conflicts of interest in allocating their time between us, VEREIT and other real estate programs sponsored by Cole Capital and other activities in which they are involved. However, CCI II Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Capital and other ventures in which they are involved.
In addition, certain of our executive officers and one of our directors also serve as officers and/or a director of CCI II

Advisors, our dealer manager and/or other affiliated entities. As a result, these individuals owe duties to these other entities, as applicable, which may conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCC, our dealer manager for the Offering, is an affiliate of CCI II Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.
Property Manager
Our properties are, and we anticipate that substantially all the properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of CCI II Advisors, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Capital, some of which may be in competition with our properties.
Receipt of Fees and Other Compensation by CCI II Advisors and Its Affiliates
We have incurred, and expect to continue to incur, fees and expenses payable to CCI II Advisors and its affiliates in connection with the acquisition and management of our assets, including acquisition and advisory fees, acquisition expenses and operating expenses.
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related investment, will likely result in the receipt of fees and other compensation by CCI II Advisors and its affiliates, including acquisition and advisory fees, disposition fees and the possibility of subordinated performance fees. Subject to oversight by our board of directors, CCI II Advisors will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CCI II Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the investment and payable to CCI II Advisors and its affiliates regardless of the quality of the properties acquired. The advisory fees are based on the estimated value of our investments which were acquired prior to the “as of” date of the most recent estimated per share NAV and are based on the costs of the investments acquired subsequent to the date of the most recent estimated per share NAV. Basing acquisition fees and advisory fees on the cost or estimated value of our investments may influence CCI II Advisors’ decisions relating to property acquisitions.
Employees
We have no direct employees. The employees of CCI II Advisors and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, investor relations and administration. The employees of CCC, our dealer manager, provided wholesale brokerage service during the Offering.
We are dependent on CCI II Advisors and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CCI II Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2016, 2015 and 2014, $3.1 million, $2.8 million and $702,000, respectively, were recorded for reimbursement of services provided by CCI II Advisors and its affiliates in connection with the operating and financing of our assets. In addition, during the years ended December 31, 2016, 2015 and 2014, $5.3 million, $3.5 million and $4.9 million, respectively, were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering. During the years ended December 31, 2015 and 2014, CCI II Advisors permanently waived its rights to expense reimbursements totaling $297,000 and $1.5 million, respectively, and thus we are not responsible for these amounts.
Reportable Segment
We operate on a consolidated basis in our commercial properties segment. See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.

Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers, or we may have to locate another property that meets our investment criteria. Regarding the leasing efforts of our owned properties, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties. See the section captioned “— Conflicts of Interest” above.
Property Concentrations
As of December 31, 2016, three tenants accounted for greater than 10% of our annualized rental income: Keurig Green Mountain (14%), Amazon (13%) and Freeport-McMoRan (11%). We also had certain geographic concentrations in our property holdings. As of December 31, 2016, we had properties in three states with respective annualized rental income greater than 10% of our 2016 total annualized rental income: Arizona (14%), Massachusetts (14%) and Ohio (12%). In addition, we had tenants in five industries with respective annualized rental income greater than 10% of our 2016 total annualized rental income: manufacturing (26%), logistics (14%), wholesale (14%), retail - internet (13%) and mining & natural resources (11%).
Environmental Matters
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the presence and release of hazardous substances and the remediation of any associated contamination. Federal, state and local laws in this area are constantly evolving, and we intend to take commercially reasonable steps to protect ourselves from the impact of these laws. We carry environmental liability insurance on our properties that will provide limited coverage for remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable.
We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines the assessment is not necessary because there exists a recent Phase I environmental site assessment that we deem satisfactory. A Phase I environmental site assessment generally consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, interviewing the key site manager and/or property owner, contacting local governmental agency personnel and performing an environmental regulatory database search in an attempt to determine any known environmental concerns in, and in the immediate vicinity of, the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the investment opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding property, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding properties, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (e.g., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We expect that some of the properties that we acquire may contain, at the time of our investment, or may have contained prior to our investment, storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties may be adjacent to or near other properties that have contained or currently contain storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are significant and quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring in determining the purchase price. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our results of operations, financial condition or liquidity.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with our Offerings with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

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
We currently have not identified all of the properties or real estate-related investments that we may purchase. We have established policies relating to the types of investments we will make and the creditworthiness of tenants of our properties, but our advisor has wide discretion in implementing these policies, subject to the oversight of our board of directors. Additionally, our advisor has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment. As a result, you will not be able to evaluate the economic merit of our future investments until after such investments have been made. Therefore, an investment in our shares is speculative.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, have not identified all properties or real estate-related investments that they intend to purchase. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire investments that further our investment objectives;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other investments;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	be continuously aware of, and interpret, marketing trends and conditions.
We may not succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.
Our shares have limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our stockholders should view our shares only as a long-term investment.
There is no public market for our common stock and there may never be one. In addition, although we presently intend to consider alternatives for providing liquidity for our stockholders beginning five to seven years following the termination of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity. We expect that our board of directors will make that determination in the future based, in part, upon advice from our advisor. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to their purchase price. It also is likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Generally, our stockholders will be required to have held their shares for at least one year in order to participate in our share redemption program and, subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the value they invested or the fair market value of their shares.
Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the valuation committee, which is comprised solely of independent directors, the board of directors, including all of its independent directors, approves and establishes at least annually an estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this estimated per share NAV to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations under NASD Rule 2340.
As with any valuation methodology, the methodology used by our board of directors in reaching an estimate of the per share NAV of our shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the per share NAV of our shares. In addition, our board of directors’ estimate of per share NAV is not based on the book values of the Company’s real estate, as determined by generally accepted accounting principles, as the Company’s book value for most real estate is based on the amortized cost of the property, subject to certain adjustments. Furthermore, in reaching an estimate of the per share NAV of the Company’s shares, our board of directors did not include, among other things, a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. As a result, there can be no assurance that:

•	stockholders will be able to realize the estimated per share NAV upon attempting to sell their shares; or

•
the Company will be able to achieve, for its stockholders, the estimated per share NAV upon a listing of the Company’s shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio.

When determining the estimated per share NAV, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. However, pursuant to FINRA rules, the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice.
The estimated per share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The estimated per share NAV of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on cash flow from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to maintain our REIT status.
We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings and proceeds from asset sales, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of our stockholders’ investment in our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in this or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent investors to experience dilution. This may negatively impact the value of our stockholders’ investment in our common stock.
During the year ended December 31, 2016, we paid distributions of $35.1 million, including $18.8 million through the issuance of shares pursuant to the DRIP portion of the Offering and the DRIP Offering. Net cash provided by operating activities for the year ended December 31, 2016 was $30.2 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $4.8 million, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We treat our real estate acquisition-related fees and expenses as funded by proceeds from the Offerings, including proceeds from the DRIP portion of the Offering and the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2016 are considered a source of our distributions to the extent that real estate acquisition-related fees and expenses have reduced net cash flows provided by operating activities. As such, the distributions for the year ended December 31, 2016 were covered by net cash provided by operating activities of $30.2 million, or 86%, and proceeds from the issuance of common stock of $4.9 million, or 14%, including proceeds from prior periods.
Because we have paid, and may continue to pay, distributions from sources other than our cash flows from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay in distributions may exceed our earnings and our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
We have experienced losses in the past, and we may experience additional losses in the future.
We have experienced net losses in the past (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or sustain profitability. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We could suffer from delays in locating suitable investments. Delays we encounter in the selection and/or acquisition of income-producing properties could adversely affect our ability to pay distributions to our stockholders and/or the value of their overall returns. Competition from other real estate investors increases the risk of delays in investing our net offering proceeds. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise or raised in the Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.
It may be difficult to accurately reflect material events that may impact the estimated per share NAV between valuations and, accordingly, we may be selling shares in our DRIP and repurchasing shares at too high or too low a price.
Our independent valuation firm calculated estimates of the market value of our principal real estate and real estate-related assets, and our board of directors determined the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuation firm. Our board of directors is ultimately responsible for determining the estimated per share NAV. Since our board of directors will determine our estimated per share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program.
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our sponsor and our advisor. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
If our board of directors elects to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, and such internalization is approved by our stockholders, our stockholders’ interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors elects to internalize our management functions, and such internalization is approved by our stockholders, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests as a stockholder and could reduce the net income per share attributable to their investment.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
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
Uninsured losses or losses in excess of our insurance coverage could materially adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. We select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war.

If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
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
Our advisor and its affiliates face conflicts of interest caused by their compensation arrangements with us, including significant compensation that may be required to be paid to our advisor if our advisor is terminated, which could result in actions that are not in the long-term best interests of our stockholders.
Our advisor and its affiliates are entitled to substantial fees from us under the terms of the advisory agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement;

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

The acquisition fee payable to our advisor is principally based on the cost of our investments and not on performance, which could result in our advisor taking actions that are not necessarily in the long-term best interests of our stockholders.
The acquisition fee we pay to our advisor is based on the cost of our investments. As a result, our advisor receives this fee regardless of the quality of such investments, the performance of such investments or the quality of our advisor’s services rendered to us in connection with such investments. This creates a potential conflict of interest between us and our advisor, as the interests of our advisor in receiving the acquisition fee may not be aligned with our interest of acquiring real estate that is likely to produce the maximum risk-adjusted returns.

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
CCPT IV, CCPT V, Cole Income NAV Strategy, CCIT III and VEREIT have characteristics, including targeted investment types, investment objectives and criteria, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as VEREIT or one or more of the other real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of VEREIT and other REITs sponsored by Cole Capital and/or their advisors, the general partners of other private investment programs sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. Property acquisitions are allocated among VEREIT and the real estate programs sponsored by Cole Capital pursuant to an asset allocation policy. Additionally, for programs sponsored by Cole Capital that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to us, CCIT III and CCPT V, but does not apply to CCPT IV or Cole Income NAV Strategy. All transactions with a purchase price at or below $100 million will be allocated among us, VEREIT and the other programs sponsored by Cole Capital by the Allocation Committee in a manner consistent with the policy described in Part I, Item 1. Business — Conflicts of Interest, of this Annual Report on Form 10-K. Accordingly, there is a risk that the allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by VEREIT or another real estate program sponsored by Cole Capital.
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
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Our president and chief executive officer, Glenn J. Rufrano, who also serves as one of our directors, is the chief executive officer and a director of VEREIT and an officer and/or director of Cole Capital, our advisor, other real estate programs sponsored by Cole Capital and/or one or more entities affiliated with our advisor. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of other real estate programs sponsored by Cole Capital. In addition, our advisor and its key personnel are also key personnel of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. Duties to such other entities and persons may create conflicts with the duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities and persons could result in actions or inactions that are adverse to our business and violate their duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.

Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, and (6) compensation to our advisor and its affiliates. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
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
In the event we enter into joint venture or other co-ownership arrangements with VEREIT or another real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and VEREIT or another real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest included elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Corporate Structure
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 500,000,000 shares of stock, of which (i) 245,000,000 shares are designated as Class A common stock, (ii) 245,000,000 shares are designated as Class T common stock, and (iii) 10,000,000 shares are classified as preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our board of directors could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to dispose of their shares.
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

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board of directors.
After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our advisor or any affiliate of our advisor. As a result, our advisor and any affiliate of our advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large percentage of our outstanding shares and exercise voting control in electing directors.
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any acquisition of shares of our stock by any person. This provision may be amended or eliminated at any time in the future. If this provision were amended or eliminated, this statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.
Our charter includes a provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter requires that any tender offer, including any “mini-tender” offer, must comply with most of the requirements of Regulation 14D of the Exchange Act. The offering person must provide us notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, our stockholders will be prohibited from transferring any shares to such non-complying person unless they first offered such shares to us at the tender offer price offered by the non-complying person. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent our stockholders from receiving a premium to the purchase price for their shares in such a transaction.
If we are required to register as an investment company under the Investment Company Act, we could not continue our current business plan, which may significantly reduce the value of our stockholders’ investment.
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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after the end of the Offering. To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board of directors may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Our board of directors may change certain of our policies without stockholder approval, which could alter the nature of our stockholders’ investment. If our stockholders do not agree with the decisions of our board of directors, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

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
In addition, pursuant to our charter, we will submit any other proposed liquidity event or transaction to our stockholders for approval if the transaction involves (a) the internalization of our management functions through our acquisition of our advisor or an affiliate of our advisor or (b) the payment of consideration to our advisor or an affiliate of our advisor other than pursuant to the terms of the advisory agreement or dealer manager agreements or where the advisor or its affiliate receives consideration in its capacity as a stockholder on the same terms as our other stockholders.
 All other matters are subject to the discretion of our board of directors.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

Our stockholders’ interest in us will be diluted if we issue additional shares.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 500,000,000 shares of stock, of which 245,000,000 shares are designated as Class A common stock, 245,000,000 shares are designated as Class T common stock, and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Our stockholders likely will suffer dilution of their equity investment in us, in the event that we (1) sell additional shares in the future, including those issued pursuant to our DRIP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Capital, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
Our directors and officers have duties to our corporation and our stockholders under Maryland law in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. If we admit outside limited partners to our operating partnership, our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.
Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our operating partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.
The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
General Risks Related to Investments in Real Estate
Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in international, national or local economic or geographic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These risks and other factors may prevent us from being profitable, or from maintaining or growing the value of our real estate properties.
The demand for and profitability of our industrial properties may be adversely affected by fluctuations in manufacturing activity in the United States.
Our industrial properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-U.S. manufacturing workers. The outsourcing of manufacturing functions could lower the demand for our industrial properties. Moreover, an increase in the cost of raw materials or decrease in the demand for housing could cause a slowdown in manufacturing activity, such as furniture, textiles, machinery and chemical products, and our profitability may be adversely affected.
We are primarily dependent on single-tenant leases for our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We focus our investment activities on ownership of primarily freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.
We cannot assure our stockholders that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that become vacant could be difficult to re-lease or sell. We have and may continue to experience vacancies either by the default of a tenant under its lease or the expiration of one of our leases. We typically must incur all of the costs of ownership for a property that is vacant. Upon or pending the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues and increased costs, resulting in less cash available for distribution to our stockholders and unitholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to tenant, geographic and industry concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
As of December 31, 2016, we had derived approximately:

•	14%, 13% and 11% of our 2016 annualized rental income from Keurig Green Mountain, Amazon and Freeport-McMoRan, respectively;

•	14%, 14% and 12% of our 2016 annualized rental income from tenants in Arizona, Massachusetts and Ohio, respectively; and

•
26%, 14%, 14%, 13% and 11% of the Company’s 2016 annualized rental income from tenants in the manufacturing, logistics, wholesale, retail - internet and mining and natural resources industries, respectively.

Any adverse change in the financial condition of a tenant with whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us.

Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants will be responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain existing leases and leases that we may enter into in the future with our tenants, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected and the amount of cash available to meet expenses and to pay distributions to our stockholders may be reduced.
If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to our stockholders.
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to our stockholders and unitholders.
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our investment.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback might be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our stockholders.
If the sale-leaseback were re-characterized as a financing, we would not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and our tenant could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.
We have assumed, and in the future may assume, liabilities in connection with our property acquisitions, including unknown liabilities.
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations.

Challenging economic conditions could adversely affect vacancy rates, which could have an adverse impact on our ability to make distributions and the value of an investment in our shares.
 Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets may contribute to increased vacancy rates in the commercial real estate sector. If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of income for our stockholders. As a result, increased vacancy rates could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amount paid for such investments;

•	revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increase tenant improvement expenses or concessions;

•	ownership costs could increase;

•	revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations; and/or

•	the resale value of such properties could decline.
 All of these factors could impair our ability to make distributions and decrease the value of an investment in our shares.
We may be unable to secure funds for future leasing commissions, tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the net proceeds from the Offerings to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our investments may generate lower cash flows or decline in value, or both.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
We may obtain only limited warranties when we purchase a property and typically have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
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
Real estate investments are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be favorable. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, liquidity and results of operations.
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
We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our REIT status and investment business objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure our stockholders that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
As of December 31, 2016, approximately 42.9% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
 A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties that become subject to loans will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change of control even though that disposition or change of control might be in the best interests of our stockholders.
Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses that are the landlord’s responsibility under the lease, we could be required to expend funds in excess of such rents with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating and ownership expenses. Some of our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

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
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants may adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
Covenants, conditions and restrictions may restrict our ability to operate a property.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same industrial center or office park. In connection with such properties, we will be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Compliance with CC&Rs may adversely affect the types of tenants we are able to attract to such properties, our operating costs and reduce the amount of funds that we have available to pay distributions to our stockholders.

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
As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks, as well as the risk of loss of certain amounts that we have advanced should a development project not be completed. To the extent that we engage in development or construction projects, we may be subject to uncertainties associated with obtaining permits or re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a developer or builder fails to perform, we may terminate the purchase, modify the construction contract or resort to legal action to compel performance (or in certain cases, we may elect to take over the project and pursue completion of the project ourselves). A developer’s or builder’s performance may also be affected or delayed by conditions beyond that party’s control. Delays in obtaining permits or completion of construction could also give tenants the right to terminate preconstruction leases.
We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased project costs or the loss of our investment. Although we rarely engage in construction activities relating to space that is not already leased to one or more tenants, to the extent that we do so, we may be subject to normal lease-up risks relating to newly constructed projects. We also will rely on rental income and expense projections and estimates of the fair market value of the property upon completion of construction when agreeing upon a price at the time we acquire the property. If these projections are inaccurate, we may pay too much for a property and our return on our investment could suffer. If we contract with a development company for a newly developed property, there is a risk that money advanced to that development company for the project may not be fully recoverable if the developer fails to successfully complete the project.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may use proceeds from the Offerings to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental and land use concerns of governmental entities and/or community groups.
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

Competition with third parties in acquiring, leasing or selling properties and other investments may reduce our profitability and the return on our stockholders’ investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and our stockholders may experience a lower return on their investment.
We are also subject to competition in the leasing of our properties. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors (which could include funds sponsored by affiliates of our advisor) offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions in order to retain tenants when such tenants’ leases expire or to attract new tenants.
In addition, if our competitors sell assets similar to assets we intend to sell in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to dispose of our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our business, financial condition, liquidity and results of operations may be adversely affected.
Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of hazardous materials, and the remediation of any associated contamination. Some of these laws and regulations may impose joint and several liability on tenants, current or previous owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures and/or adversely affect the value of the property. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing.
Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of their investment.
We intend to invest primarily in properties historically used for corporate purposes. Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. Certain of our properties may be adjacent to or near other properties upon which others have engaged, or may engage in the future, in activities that may release petroleum products or other hazardous or toxic substances.
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
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flow from operations.
In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet the criteria for a capital lease, the lease is to be considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity's leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.
Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We may not be able to acquire properties that comply with the Disabilities Act or allocate responsibilities for compliance on the seller or other third party, such as a tenant. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.

Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of our stockholders’ investment.
We have acquired real estate and other real estate-related investments by borrowing new funds. In addition, we have incurred mortgage debt and pledged some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report, along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines and our charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flows are sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our qualification as a REIT. We may give full or partial guarantees to lenders of recourse mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity and with respect to any such property that is vacant, potentially be responsible for any property-related costs such as real estate taxes, insurance and maintenance, which costs will likely increase if the lender does not timely exercise its remedies. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.
We intend to rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make any additional investments.
In order to maintain our qualification as a REIT under the Internal Revenue Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund from cash retained from operations all of our future capital needs, including capital needed to refinance maturing obligations or make investments.
The capital and credit markets have experienced extreme volatility and disruption in recent years. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

•	general market conditions;

•	the market’s perception of our future growth potential;

•	the extent of investor interest;

•	analyst reports about us and the REIT industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	our current debt levels;

•	our current and expected future earnings; and

•	our cash flow and cash dividends, including our ability to satisfy the dividend requirements applicable to REITs.
If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations and commitments as they mature or make any additional investments.
High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.
We run the risk of being unable to finance or refinance our properties on favorable terms or at all. If interest rates are higher when we desire to mortgage our properties or when existing loans come due and the properties need to be refinanced, we may not be able to finance the properties and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our properties could reduce the number of properties we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to our stockholders. Higher costs of capital also could negatively impact operating cash flows and returns on our investments.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
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
We cannot assure our stockholders that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
Additionally, if we incur additional indebtedness in connection with any future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time;

•	restrictions in the agreements governing our indebtedness;

•	general economic and capital market conditions;

•	the availability of credit from banks or other lenders; and

•	our results of operations.
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

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CCI II Advisors as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to achieve our investment and operating objectives, which could limit our ability to make distributions to our stockholders.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
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
Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the loan on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.
To hedge against exchange rate and interest rate fluctuations, we have used, and may continue to use, derivative financial instruments that may be costly and ineffective and may reduce the overall returns on our stockholders’ investment.
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
To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, market risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Market risk includes the adverse effect on the value of the financial instrument resulting from a change in interest rates. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
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
CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to the risks above and all of the risks of the underlying mortgage loans. CMBS are issued by investment banks and non-regulated financial institutions, and are not insured or guaranteed by the U.S. government. The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole and may be negatively impacted by any dislocation in the mortgage-backed securities market in general.
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
U.S. Federal Income and Other Tax Risks
Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would adversely affect our operations and our ability to make distributions.
We are currently taxed as a REIT under the Internal Revenue Code. Our ability to maintain our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income, and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to continue to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to continue to qualify as a REIT would adversely affect the return on our stockholders’ investment.
Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. We would characterize such a sale-leaseback transaction as a “true lease,” which treats the lessor as the owner of the property for U.S. federal income tax purposes. In the event that any sale-leaseback transaction is challenged by the IRS and re-characterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, such a re-characterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If our stockholders participate in our DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, our stockholders may be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause our stockholders to be subject to additional income tax liability. Unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability arising as a result of the distributions reinvested in our shares.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% (exclusive of the net investment income tax, if applicable). Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In addition, according to publicly released statements, a top legislative priority of the new U.S. administration and the current Congress may be significant reform of the Internal Revenue Code, including significant changes to taxation of business entities and the deductibility of interest expense.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business.
In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% excise tax. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal, state or local taxes we pay will reduce our cash available for distribution to our stockholders.

If our operating partnership or certain other subsidiaries fail to maintain their status as disregarded entities or partnerships, their income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.
We intend to cause CCI II OP, our operating partnership, to maintain its current status as an entity separate from us (a disregarded entity), or in the alternative, a partnership for U.S. federal income tax purposes. Our operating partnership would lose its status as a disregarded entity for U.S. federal income tax purposes if it issues interests to any subsidiary we establish that is not a disregarded entity for tax purposes (a regarded entity) or a person other than us. If our operating partnership issues interests to any subsidiary we establish that is a regarded entity for tax purposes or a person other than us, we would characterize our operating partnership as a partnership for U.S. federal income tax purposes. As a disregarded entity or partnership, our operating partnership is not subject to U.S. federal income tax on its income. However, if the IRS were to successfully challenge the status of our operating partnership as a disregarded entity or partnership, CCI II OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate-level tax on our income. This would substantially reduce the cash available to us to make distributions to our stockholders and the return on their investment.
In addition, if certain of our other subsidiaries through which CCI II OP owns its properties, in whole or in part, lose their status as disregarded entities or partnerships for U.S. federal income tax purposes, such subsidiaries would be subject to taxation as corporations, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CCI II OP’s subsidiaries also could threaten our ability to maintain REIT status.
To maintain our qualification as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to maintain our qualification as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends or make taxable stock dividends. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.
Non-U.S. stockholders may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax upon the disposition of our shares.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. However, because our common stock is and will be freely transferable, no assurance can be given that we are or will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually or constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale.
If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
For our taxable years that ended on or before December 31, 2014, in order for our distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions could not have been “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among the different classes of stock as set forth in our organizational documents. There is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend. While we believe that our operations were structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis or reasonable cause exception with respect to preferential dividends under the Internal Revenue Code. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made and for the four taxable years following the year of termination if we were unable to cure such failure.
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
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.
The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, for so long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The board of directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the board of directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
If we elect to treat one or more of our subsidiaries as a TRS, it will be subject to corporate-level taxes, and our dealings with our TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, including corporate income tax on the TRS’s income, and is, as a result, less tax efficient than with respect to income we earn directly. The after-tax net income of our TRSs would be available for distribution to us. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. In addition, the rules, which are applicable to us as a REIT, as described in the preceding risk factors, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRSs exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our TRSs would be conducted on an arm’s-length basis, and therefore, any amounts paid by our TRSs to us would not be subject to the excise tax, no assurance can be given that the IRS would not disagree with such conclusion and levy an excise tax on such transactions.
For qualified accounts, if an investment in our common stock constitutes a prohibited transaction under the Employee Retirement Income Security Act (“ERISA”) or the Internal Revenue Code, it is possible that our stockholders may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties, if our stockholders intend to invest in our shares through pension or profit-sharing trusts or IRAs, they should consider additional factors.
If our stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, our stockholders should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce unrelated business taxable income for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

If our stockholders invest in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum dividends.
If our stockholders establish a plan or account through which they invest in our common stock, federal law may require them to withdraw required minimum dividends from such plan in the future. Our stock will be highly illiquid, and our share redemption program only offers limited liquidity. If our stockholders are able to find a purchaser for their shares, such sale may be at a price less than the price at which they initially purchased their shares of our common stock. If our stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the Plan Assets Regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.

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
Market Information
As of March 23, 2017, we had approximately 67.6 million shares of common stock outstanding (65.1 million Class A Shares and 2.5 million Class T Shares), held by a total of 13,611 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Offering, until April 8, 2016, we sold shares of a single class of our common stock (now referred to as Class A Shares) to the public at a price of $10.00 per share in our primary offering and at a price of $9.50 per share pursuant to our DRIP. As a result of our board of directors’ determination of an estimated per share NAV of $10.00 as of February 29, 2016, effective April 11, 2016, we began selling Class A Shares at a price of $10.99 per share in our primary offering and at a price of $10.00 per share pursuant to our DRIP. Additionally, effective April 29, 2016, we reclassified a portion of the unsold and unissued Class A Shares as Class T Shares and began offering Class T Shares at a price of $10.53 per share in our primary offering and at a price of $10.00 per share pursuant to our DRIP. We ceased issuing shares in the Offering on September 17, 2016 and commenced the DRIP Offering, pursuant to which we issued shares of our common stock at a price of $10.00 per share for both Class A Shares and Class T Shares until March 27, 2017. On March 28, 2017, our board of directors established an updated estimated per share NAV of our common stock as of December 31, 2016, of $10.32 per share for both Class A Shares and Class T Shares. Effective March 28, 2017, we will issue shares of our common stock at a price of $10.32 per share for both Class A Shares and Class T Shares pursuant to the DRIP Offering.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of our determination of the most recent estimated share value to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to National Association of Securities Dealers Conduct Rule 2340, which took effect on April 11, 2016, we are required to publish an updated estimated per share NAV on at least an annual basis. Our board of directors will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. The estimated value of our common stock was $10.00 per share as of February 29, 2016, as determined by the board of directors. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist.
In determining the estimated per share NAVs as of February 29, 2016 and December 31, 2016, our board of directors considered information and analysis, including valuation materials that were provided by Cushman & Wakefield, information provided by CCI II Advisors and the estimated per share NAV recommendation made by the valuation committee of the board of directors, which committee is comprised entirely of independent directors. See our Current Reports on Form 8-K filed with the SEC on April 11, 2016 and March 28, 2017, respectively, for additional information regarding Cushman & Wakefield and its valuation materials.
 Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all or a portion of their shares consisting of at least the lesser of (1) 25% of the stockholder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our advisor or its affiliates any fees to complete any transactions under our share redemption program.
The per share redemption price (other than for shares purchased pursuant to our DRIP portion of the Offering and the DRIP Offering) depends on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the most recently determined estimated per share NAV; after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. The redemption price for shares purchased pursuant to our DRIP portion of the Offering and the DRIP Offering will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. Prior to April 11, 2016, the purchase price of shares in the primary portion of the Offering served as the most recently determined estimated per share value for purposes of the share redemption program. From April 11, 2016 to March 27, 2017, $10.00 per share served as the estimated per share NAV for purposes of the share redemption program. As a result of the board of directors’ determination of an updated estimated value of our shares of common stock, the updated estimated per share NAV of $10.32, as of December 31, 2016, will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 28, 2017, until such time as the board of directors determines a new estimated per share NAV.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to stockholders prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code (“UCC”) search to ensure that no liens are held against the shares. Any costs for conducting the UCC search will be borne by us.
We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP portion of the Offering and the DRIP Offering will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, any limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death will be redeemed at a purchase price per share equal to 100% of the estimated per share NAV. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.
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
We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under the DRIP portion of the Offering and the DRIP Offering, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under the DRIP portion of the Offering and the DRIP Offering, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP Offering on the date we sell all of the shares registered for sale under our DRIP Offering, unless we register additional DRIP shares to be offered pursuant to an effective registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the DRIP portion of the Offering and the DRIP Offering, net of shares redeemed to date, the discontinuance or termination of our DRIP Offering will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
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
During the year ended December 31, 2016, we received valid redemption requests under our share redemption program totaling approximately 612,400 shares, of which we redeemed approximately 479,400 shares as of December 31, 2016 for $4.6 million (at an average redemption price of $9.68 per share) and approximately 133,000 shares subsequent to December 31, 2016 for $1.3 million (at an average redemption price of $9.78 per share). During the year ended December 31, 2015, we received valid redemption requests under our share redemption program totaling approximately 266,300 shares, of which we redeemed approximately 193,100 shares as of December 31, 2015 for $1.9 million (at an average redemption price of $9.78 per share) and approximately 73,200 shares subsequent to December 31, 2015 for $701,000 (at an average redemption price of $9.58 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP portion of the Offering and the DRIP Offering. During the years ended December 31, 2016 and 2015, we issued approximately 1.9 million and 1.1 million shares, respectively, of common stock under our DRIP portion of the Offering and the DRIP Offering for proceeds of $18.8 million and $10.6 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.
During the three-month period ended December 31, 2016, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
November 1, 2016 - November 30, 2016
	Class A Shares	180,295	$9.76	180,295	(1)
	Class T Shares	—	$—	—	(1)
December 1, 2016 - December 31, 2016
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
Total		180,295		180,295
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 13 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.
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
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions in this Annual Report on Form 10-K for additional information on distributions.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 14 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2016, 2015 and 2014.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

Year Ending December 31,	Share Class (1)	Total Distributions Declared	Distributions Declared per Common Share
2016	Class A Shares	$35,991	$0.63
	Class T Shares	$552	$0.40
2015	Class A Shares	$19,672	$0.63
2014	Class A Shares	$6,422	$0.60

____________________________________

(1)
In connection with Post-Effective Amendment No. 6 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1.0 billion, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T Shares, along with up to $1.5 billion in Class A Shares.

Use of Public Offering Proceeds
Pursuant to a registration statement on Form S-11 (Registration No. 333-187470) filed with the SEC under the Securities Act and declared effective by the SEC on September 17, 2013, we commenced our initial public offering on a “best efforts” basis, offering up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares), as well as up to $475.0 million additional shares pursuant to the DRIP. In connection with Post-Effective Amendment No. 6 to our Registration Statement, which was declared effective by the SEC on April 29, 2016, we designated our single class of common stock as Class A Shares, reclassified a portion of the unsold and unissued Class A Shares as Class T Shares and began offering up to $1.0 billion, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T Shares, along with up to $1.5 billion in Class A Shares. We ceased issuing shares in the Offering on September 17, 2016. The unsold Class A Shares and Class T Shares of $2.3 billion in the aggregate were subsequently deregistered.
In addition, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP Offering pursuant to a Registration Statement on Form S-3 (Registration No. 333-213306), which was filed with the SEC on August 25, 2016 and automatically became effective with the SEC upon filing. We will continue to issue Class A Shares and Class T Shares under the DRIP Offering.
As of December 31, 2016, we had issued approximately 67.9 million shares of common stock in the Offerings for gross offering proceeds of $683.2 million ($657.5 million in Class A Shares and $25.7 million in Class T Shares) before offering costs, selling commissions and dealer manager fees of $66.2 million, out of which we paid $52.5 million in selling commissions and dealer manager fees and $13.7 million in organization and offering costs to CCI II Advisors or its affiliates. In addition, we pay CCC a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. The distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. The aggregate selling commissions and distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 7.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and borrowing proceeds, we acquired $1.1 billion in real estate and related assets and incurred acquisition costs of $27.1 million, including costs of $22.7 million in acquisition fees and expense reimbursements to CCI II Advisors. As of March 23, 2017, we had received gross offering proceeds of $688.7 million ($662.7 million in Class A Shares and $26.0 million in Class T Shares) through the issuance of approximately 68.4 million shares of our common stock in the Offerings.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. Certain amounts presented below have been reclassified to conform to the current period presentation. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,			Period from February 26, 2013 (Date of Inception) to December 31, 2013
	2016	2015	2014
Balance Sheet Data:
Total real estate investments, net	$1,057,322	$885,180	$648,526	$—
Cash and cash equivalents	$6,993	$18,060	$11,141	$138
Total assets	$1,089,084	$920,109	$666,205	$139
Credit facility and notes payable, net	$501,152	$514,094	$399,293	$—
Intangible lease liabilities, net	$26,112	$22,721	$8,222	$—
Total liabilities	$543,830	$579,608	$465,890	$—
Redeemable common stock	$25,001	$11,520	$2,816	$—
Total stockholders’ equity	$520,253	$328,981	$197,499	$100
Operating Data:
Total revenues	$87,211	$74,015	$17,846	$—
Total operating expenses	$62,565	$49,122	$26,370	$100
Operating income (loss)	$24,646	$24,893	$(8,524)	$(100)
Net income (loss)	$4,004	$6,840	$(12,716)	$(100)
Cash Flow Data:
Net cash provided by (used in) operating activities	$30,165	$23,788	$(904)	$(61)
Net cash used in investing activities	$(199,810)	$(265,323)	$(628,164)	$—
Net cash provided by financing activities	$158,578	$248,454	$640,071	$199
Per Common Share Data:
Class A Common Stock:
Net income (loss)	$4,011	$6,840	$(12,716)	$(100)
Basic and diluted weighted average number of common shares outstanding	57,105,755	31,204,356	10,174,511	18,576
Basic and diluted net income (loss) per common share	$0.07	$0.22	$(1.25)	$(5.38)
Distributions declared per common share	$0.63	$0.63	$0.60	$—
Class T Common Stock:
Net loss (1)	$(7)	$—	$—	$—
Basic and diluted weighted average number of common shares outstanding (1)	999,019	—	—	—
Basic and diluted net loss per common share (1)	$(0.01)	$—	$—	$—
Distributions declared per common share (1)	$0.40	$—	$—	$—
____________________________________
(1) In connection with Post-Effective Amendment No. 6 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1.0 billion, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T Shares, along with up to $1.5 billion in Class A Shares.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on February 26, 2013, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced principal operations on January 13, 2014 when we satisfied the conditions of the escrow agreement regarding the minimum offering and issued approximately 275,000 shares of common stock in the Offering. We have no paid employees and are externally advised and managed by CCI II Advisors. VEREIT indirectly owns and/or controls our external advisor, CCI II Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
We ceased issuing shares in the Offering on September 17, 2016, but will continue to issues shares of Class A Shares and Class T Shares under the DRIP Offering until such time as our shares are listed on a national securities exchange or the DRIP Offering is otherwise terminated by our board of directors. We expect that property acquisitions in 2017 and future periods will be funded by proceeds from financing of the acquired properties, proceeds from our DRIP Offering, cash flows from operations and the strategic sale of properties and other investments.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 89% and 75% of total revenue for the years ended December 31, 2016 and 2015, respectively. As 99.97% of our rentable square feet was under lease as of December 31, 2016, with a weighted average remaining lease term of 10.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. See Note 7 — Notes Payable and Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding a credit downgrade for one of our tenants.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In addition, there is uncertainty surrounding the policy stance of the new U.S. administration and its global ramifications. In the United States, the overall economic environment continued to improve in 2016. During 2016, the U.S. real gross domestic product increased 1.6% to $16.66 trillion, the unemployment rate decreased 0.3 percentage points to 4.7%, and Core CPI, a measure of inflation which removes food and energy prices and is seasonally adjusted, increased 2.2%, as compared to the same period a year earlier.
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
Recoverability of Real Estate Assets
We invest in real estate assets and subsequently monitor those investments quarterly for impairment, including the review of real estate properties subject to direct financing leases, if applicable. Additionally, we record depreciation and amortization related to our investments. The risks and uncertainties involved in applying the principles related to real estate investments include, but are not limited to, the following:

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

•	We determine whether any financing assumed is above- or below-market based upon comparison to similar financing terms for similar types of debt financing with similar maturities.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Operating Highlights and Key Performance Indicators
2016 Activity

•	Acquired four properties for an aggregate purchase price of $197.7 million.

•
Issued approximately 25.9 million shares of common stock in the Offerings for gross offering proceeds of $266.5 million ($240.7 million in Class A Shares and $25.8 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $23.5 million.

•	Total debt decreased by $42.9 million, from $544.1 million to $501.2 million.

Portfolio Information
As of December 31, 2016, we owned 34 properties comprising approximately 10.7 million rentable square feet of commercial space located in 18 states, which were 99.97% leased and had a weighted average remaining lease term of 10.5 years.
The following table shows the property statistics of our real estate assets as of December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Number of commercial properties	34	30	23
Rentable square feet (in thousands)	10,691	8,856	7,150
Percentage of rentable square feet leased	99.97%	100%	100%
Investment-grade tenants (1)	57.1%	58.4%	70.0%
____________________________________
(1) Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s or a credit rating of Baa3 or higher by Moody’s. The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.
The following table summarizes our real estate investment activity during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Commercial properties acquired	4	7	23
Purchase price of acquired properties (in thousands)	$197,669	$237,674	$646,516
Rentable square feet (in thousands)	1,586	1,706	7,150
The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income as of December 31, 2016:

			2016	2016	Percentage of
	Total	Leased	Annualized	Annualized	2016
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases	(in thousands)	(in thousands)	per Square Foot	Rental Income
Keurig Green Mountain	2	431	$11,499	$26.68	14%
Amazon	2	2,034	10,592	5.21	13%
Freeport-McMoRan	1	248	9,249	37.29	11%
Procter & Gamble	1	1,791	6,230	3.48	8%
UPS	1	614	3,463	5.64	4%
Avnet	2	234	3,269	13.97	4%
Amcor Rigid Plastics	3	807	3,215	3.98	4%
SKF USA	1	311	3,078	9.90	4%
State of Alabama Department of Education	1	114	3,040	26.67	4%
Subaru of America	2	963	2,912	3.02	3%
Other	21	3,141	25,389	8.08	31%
	37	10,688	$81,936	$7.67	100%

The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

			2016	2016	Percentage of
	Total	Leased	Annualized	Annualized	2016
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases	(in thousands)	(in thousands)	per Square Foot	Rental Income
Manufacturing	13	5,198	$21,265	$4.09	26%
Logistics	10	1,894	11,856	6.26	14%
Wholesale	2	431	11,499	26.68	14%
Retail - Internet	2	2,034	10,592	5.21	13%
Mining and Natural Resources	1	248	9,249	37.29	11%
Government and Public Services	2	198	4,773	24.11	6%
Healthcare	2	179	4,308	24.07	5%
Professional Services	2	183	3,016	16.48	4%
Agriculture	1	184	2,623	14.26	3%
Construction	1	69	1,388	20.12	2%
Other	1	70	1,367	19.53	2%
	37	10,688	$81,936	$7.67	100%
The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

			2016	2016	Percentage of
	Total	Rentable	Annualized	Annualized	2016
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands)	(in thousands)	per Square Foot	Rental Income
Arizona	2	427	$11,600	$27.17	14%
Massachusetts	2	431	11,499	26.68	14%
Ohio	4	2,935	10,107	3.44	12%
Florida	1	1,018	6,847	6.73	8%
Indiana	3	1,635	5,307	3.25	6%
Alabama	2	234	5,210	22.26	6%
Missouri	3	609	4,543	7.46	6%
California	2	182	4,268	23.45	5%
Texas	3	208	4,080	19.62	5%
Virginia	1	1,016	3,745	3.69	5%
Other	11	1,996	14,730	7.38	19%
	34	10,691	$81,936	$7.66	100%
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

			2016	2016	Percentage of
	Total	Rentable	Annualized	Annualized	2016
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands)	(in thousands)	per Square Foot	Rental Income
Office	15	1,900	$42,749	$22.50	52%
Industrial	19	8,791	39,187	4.46	48%
Total:	34	10,691	$81,936	$7.66	100%

Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years, and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. As of December 31, 2016, our leases provided for annual rental payments (payable in monthly installments) ranging from $200,000 to $9.2 million (average of $2.2 million).
The following table shows lease expirations of our real estate portfolio, as of December 31, 2016, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total	Leased	2016	2016	Percentage of
	Number	Square Feet	Annualized	Annualized	2016
Year of	of Leases	Expiring	Rental Income	Rental Income	Annualized
Lease Expiration	Expiring	(in thousands)	(in thousands)	per Square Foot	Rental Income
2017	—	—	$—	$—	—%
2018	—	—	—	—	—%
2019	—	—	—	—	—%
2020	—	—	—	—	—%
2021	—	—	—	—	—%
2022	—	—	—	—	—%
2023	6	1,062	8,685	8.18	11%
2024	10	3,787	14,449	3.82	18%
2025	6	738	6,661	9.03	8%
2026	2	361	4,974	13.78	6%
Thereafter	13	4,740	47,167	9.95	57%
	37	10,688	$81,936	$7.67	100%
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Economic Metrics
Weighted-average lease term (in years) (1)	10.5	10.9	11.2
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2016, 2015 and 2014. Our real estate portfolio does not have any leases that are expiring during the next five years.

Results of Operations
The following table provides summary information about our results of operations for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,			2016 vs 2015 Increase (Decrease)	2015 vs 2014 Increase (Decrease)
	2016	2015	2014
Total revenues	$87,211	$74,015	$17,846	$13,196	$56,169
General and administrative expenses	$5,023	$4,126	$1,325	$897	$2,801
Property operating expenses	$5,088	$3,432	$1,161	$1,656	$2,271
Real estate tax expenses	$7,109	$4,694	$1,220	$2,415	$3,474
Advisory fees and expenses	$8,527	$5,929	$1,638	$2,598	$4,291
Acquisition-related fees and expenses	$4,824	$7,561	$14,726	$(2,737)	$(7,165)
Depreciation and amortization	$31,994	$23,380	$6,300	$8,614	$17,080
Operating income (loss)	$24,646	$24,893	$(8,524)	$(247)	$33,417
Interest expense and other, net	$20,642	$18,053	$4,192	$2,589	$13,861
Net income (loss)	$4,004	$6,840	$(12,716)	$(2,836)	$19,556
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
2016 vs 2015 — The increase in revenue of $13.2 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of four rental-income producing properties subsequent to December 31, 2015, as well as recognizing a full year of revenue on seven properties acquired in 2015. Rental income from net leased commercial properties accounted for 89% and 75% of total revenue during the years ended December 31, 2016 and 2015, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $9.8 million of tenant reimbursement income during the year ended December 31, 2016, compared to $5.8 million during the same period in 2015.
2015 vs 2014 — The increase in revenue of $56.2 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to assignment fee income of $12.8 million as discussed in Note 4 — Real Estate Investments to our consolidated financial statements in this Annual Report on Form 10-K, as well as owning 23 properties for the full year ended December 31, 2015 and acquiring seven additional properties during such period. Rental income from net leased commercial properties accounted for 75% and 88% of total revenue during the years ended December 31, 2015 and 2014, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $5.8 million of tenant reimbursement income during the year ended December 31, 2015, compared to $2.1 million during the year ended December 31, 2014.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, accounting fees, escrow and trustee fees, unused fees on the Credit Facility, as defined in “— Liquidity and Capital Resources — General” below, and state franchise and income taxes.
2016 vs 2015 — The increase in general and administrative expenses of $0.9 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to increases in unused fees on the Credit Facility, increases in professional fees, and increased escrow and trustee fees.
2015 vs 2014 — The increase in general and administrative expenses of $2.8 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to increases in operating expense reimbursements to our advisor, unused fees on the Credit Facility, increases in accounting fees, and increased escrow and trustee fees.

Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
2016 vs 2015 — The increase in property operating expenses of $1.7 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to owning 30 properties during the year ended December 31, 2016 and purchasing four additional properties during such period.
2015 vs 2014 — The increase in property operating expenses of $2.3 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to owning 23 properties during the year ended December 31, 2015 and purchasing seven additional properties during such period.
Real Estate Tax Expenses
2016 vs 2015 — The increase in real estate tax expenses of $2.4 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of four rental income-producing properties during the year ended December 31, 2016, as well as recognizing a full year of real estate tax expense on seven properties acquired in 2015.
2015 vs 2014 — The increase in real estate tax expenses of $3.5 million during the year ended December 31, 2015, as compared to the same period in 2014, was due to a $2.4 million increase in a property tax assessment for one property, as well as owning 23 properties during the year ended December 31, 2015 and purchasing seven additional properties during such period.
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
2016 vs 2015 — The increase in advisory fees and expenses of $2.6 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase in our average invested assets to $1.0 billion for the year ended December 31, 2016, compared to $717.2 million for the year ended December 31, 2015.
2015 vs 2014 — The increase in advisory fees and expenses of $4.3 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to an increase in our average invested assets to $717.2 million for the year ended December 31, 2015, compared to $200.2 million for the year ended December 31, 2014.
Acquisition-Related Fees and Expenses
Acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. We also pay CCI II Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate.
2016 vs 2015 — The decrease in acquisition-related fees and expenses of $2.7 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition-related fees and expenses incurred in connection with the purchase of four properties for an aggregate purchase price of $197.7 million during the year ended December 31, 2016, compared to the purchase of seven properties for an aggregate purchase price of $237.7 million during the year ended December 31, 2015.
2015 vs 2014 — The decrease in acquisition-related fees and expenses of $7.2 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to the acquisition-related fees and expenses incurred in connection with the purchase of seven properties for an aggregate purchase price of $237.7 million during the year ended December 31, 2015, compared to the purchase of 23 properties for an aggregate purchase price of $646.5 million during the year ended December 31, 2014.

Depreciation and Amortization
2016 vs 2015 — The increase in depreciation and amortization expenses of $8.6 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to owning 30 properties during the year ended December 31, 2016 and purchasing four additional properties during such period, compared to owning 23 properties during the year ended December 31, 2015 and purchasing seven additional properties during such period.
2015 vs 2014 — The increase in depreciation and amortization expenses of $17.1 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to owning 23 properties during the year ended December 31, 2015 and purchasing seven additional properties during such period, compared to purchasing 23 properties during the year ended December 31, 2014.
Interest Expense and Other, Net
2016 vs 2015 — The increase in interest expense and other, net of $2.6 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase in the average aggregate amount of debt outstanding from $488.6 million during the year ended December 31, 2015 to $524.9 million during the year ended December 31, 2016.
2015 vs 2014 — The increase in interest expense and other, net of $13.9 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to $115.4 million in debt issued during the year ended December 31, 2015, incurring interest expense on debt issued during the year ended December 31, 2014 throughout the entire year ended December 31, 2015, and the amortization of deferred financing costs.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2015 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 22 same store properties for the year ended December 31, 2016 increased $2.1 million to $44.5 million compared to $42.4 million for the year ended December 31, 2015. The expiration of rent abatement periods for two same store properties accounted for $1.4 million of the increase in contract rental revenue for the year ended December 31, 2016. The same store properties were 99.95% occupied as of December 31, 2016 and 100% occupied as of December 31, 2015. The following table shows the contract rental revenue from properties owned for both of the entire year ended December 31, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Year Ended December 31,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	22	$44,460	$42,393	$2,067	5%
“Non-same store” properties	12	25,249	6,820	18,429	270%
Total contract rental revenue	34	69,709	49,213	20,496	42%

Straight-line rental income		5,553	5,674	(121)	(2)%
Amortization (1)		2,128	528	1,600	303%
Rental income - as reported		$77,390	$55,415	$21,975	40%
______________________
(1) Includes amortization of above- and below-market lease intangibles.
Due to the volume of acquisitions during the year ended December 31, 2014, a discussion of same store sales for the years ended December 31, 2015 and 2014 is not considered meaningful and as such is not included in the results of operations.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.0017213115 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2016 and ending on December 31, 2016. Our board of directors authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on the date that the first Class T Share was sold in the Offering and ending on December 31, 2016, equal to $0.0017213115 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of December 31, 2016, we had distributions payable of $3.6 million.
In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001726027 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017. Our board of directors authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017, equal to $0.001726027 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
During the years ended December 31, 2016 and 2015, we paid distributions of $35.1 million and $18.8 million, respectively, including $18.8 million and $10.6 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the years ended December 31, 2016 and 2015 was $30.2 million and $23.8 million, respectively, and reflected a reduction for real estate acquisition-related fees and expenses incurred of $4.8 million and $7.6 million, respectively, in accordance with GAAP. We treat our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP portion of the Offering and the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2016 are considered a source of our distributions to the extent that real estate acquisition-related fees and expenses have reduced net cash flows provided by operating activities. The distributions paid during the year ended December 31, 2016, including shares issued pursuant to the DRIP portion of the Offering and the DRIP Offering, were covered by net cash provided by operating activities of $30.2 million, or 86%, and proceeds from the issuance of common stock of $4.9 million, or 14%, including proceeds from prior periods. The distributions paid during the year ended December 31, 2015, including shares issued pursuant to the DRIP portion of the Offering, were fully covered by net cash provided by operating activities.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP portion of the Offering and the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP portion of the Offering and the DRIP Offering. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. During the year ended December 31, 2016, we received valid redemption requests under our share redemption program totaling approximately 612,400 shares, of which we redeemed approximately 479,400 shares as of December 31, 2016 for $4.6 million (at an average redemption price of $9.68 per share) and approximately 133,000 shares subsequent to December 31, 2016 for $1.3 million (at an average redemption price of $9.78 per share). During the year ended December 31, 2015, we received valid redemption requests for approximately 266,300 shares, of which we redeemed approximately 193,100 shares as of December 31, 2015 for $1.9 million (at an average redemption price of $9.78 per share) and approximately 73,200 shares subsequent to December 31, 2015 for $701,000 (at an average redemption price of $9.58 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were redeemed with proceeds from the DRIP portion of the Offering and the DRIP Offering.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.

Liquidity and Capital Resources
General
We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of December 31, 2016, we had raised $683.2 million of gross proceeds from the Offerings ($657.5 million in Class A Shares and $25.7 million in Class T Shares) before offering costs, selling commissions and dealer manager fees of $66.2 million.
We ceased issuing shares in the Offering on September 17, 2016. On August 25, 2016, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP Offering. We will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by our board of directors on March 22, 2017, which is $10.32 per share for both Class A Shares and Class T Shares as of December 31, 2016.
We have an amended, unsecured credit facility with JPMorgan Chase Bank, N.A. as administrative agent (the “Credit Facility”), that provides for borrowings of up to $400.0 million, which is comprised of a $200.0 million unsecured term loan (the “Term Loan”) and up to $200.0 million in revolving loans (the “Revolving Loans”). As of December 31, 2016, we had $187.1 million in unused capacity under the Credit Facility, subject to borrowing availability. As of December 31, 2016, we also had cash and cash equivalents of $7.0 million.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related fees and expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offerings, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of tenant improvements, acquisition-related fees and expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations and secured or unsecured borrowings from banks and other lenders.
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

Contractual Obligations
As of December 31, 2016, we had $503.5 million of debt outstanding, with a weighted average interest rate of 3.7%. See Note 7 — Notes Payable and Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt	$295,545	$—	$—	$238,565	$56,980
Interest payments - fixed rate debt (2)	50,901	12,148	24,297	10,866	3,590
Principal payments - Credit Facility	208,000	—	208,000	—	—
Interest payments - Credit Facility (3)	19,254	6,608	12,646	—	—
Total	$573,700	$18,756	$244,943	$249,431	$60,570
____________________________________

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of December 31, 2016, we had $54.1 million of variable rate debt effectively fixed through the use of interest swap agreements. We used effective interest rates fixed under our interest swap agreements to calculate the debt payment obligation in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.2% as of December 31, 2016, which is the fixed rate under the interest swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 2.6% as of December 31, 2016.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Fair market value is based on the estimated market value of our real estate assets as of February 29, 2016 used to determine our estimated per share NAV, and for those assets acquired from March 1, 2016 through December 31, 2016, is based on the purchase price. As of December 31, 2016, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 46.2%, and our ratio of debt to the fair market value of our gross assets was 43.1%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2016, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 45.5%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2016 (in thousands):

Balance as of December 31, 2016
Credit facility and notes payable, net	$501,152
Deferred costs	2,393
Less: Cash and cash equivalents	(6,993)
Net debt	$496,552

Gross real estate assets, net (1)	$1,090,140
Net debt leverage ratio	45.5%
______________________
(1) Net of gross intangible lease liabilities.

Cash Flow Analysis
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Operating Activities. During the year ended December 31, 2016, net cash provided by operating activities increased by $6.4 million to $30.2 million, compared to $23.8 million provided by operating activities for the year ended December 31, 2015. The change was primarily due to an increase in depreciation and amortization of $7.1 million and an increase in working capital accounts of $1.9 million, offset by a decrease in net income of $2.8 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $65.5 million to $199.8 million for the year ended December 31, 2016, compared to net cash used in investing activities of $265.3 million for the year ended December 31, 2015. The decrease was primarily due to the acquisition of four properties for an aggregate purchase price of $197.7 million during the year ended December 31, 2016, compared to seven properties acquired for an aggregate purchase price of $237.7 million during the year ended December 31, 2015. In addition, during the year ended December 31, 2015, we repaid our advisor $18.4 million for escrow deposits related to properties acquired in 2014.
Financing Activities. Net cash provided by financing activities decreased $89.9 million to $158.6 million for the year ended December 31, 2016, compared to net cash provided by financing activities of $248.5 million for the year ended December 31, 2015. The change was primarily due to a decrease in net borrowings of $158.2 million, an increase in distributions to investors of $8.1 million, offset by an increase in proceeds from the issuance of common stock, net of offering costs, of $80.0 million.
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
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are, and we expect that there will continue to be, provisions in many of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenant’s gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, because of the long-term nature of leases for real property, such leases may not reset frequently enough to adequately offset the effects of inflation.
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 11 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CCI II Advisors act as an advisor to, and our chief executive officer and our chief financial officer act as executive officers and/or directors of, CCPT IV, CCPT V, Cole Income NAV Strategy, CCIT III and/or other real estate offerings in registration, all of which are/or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CCI II Advisors. As such, there are conflicts of interest where CCI II Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
As of December 31, 2016, we had $8.0 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). As of December 31, 2016, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $40,000 per year.
As of December 31, 2016, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate fair value of $894,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of

December 31, 2016, an increase of 50 basis points in interest rates would result in an increase of $3.6 million to the fair value of the net derivate asset, resulting in a net derivative asset of $4.5 million. A decrease of 50 basis points in interest rates would result in a derivative liability of $2.8 million, representing a $3.7 million net change to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of December 31, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Our credit risk management objectives are to have creditworthy tenants. To achieve these objectives, we consider various factors to determine the credit risk of our tenants including, but not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2016.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.4
Amended and Restated Distribution Reinvestment Plan, to be effective as of May 1, 2016 (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-55436), filed on March 29, 2016).

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

Exhibit No.	Description

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

Exhibit No.	Description

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

10.25
Purchase and Sale Agreement, dated February 18, 2016, by and between RELP Tampa, LLC and VEREIT ID Ruskin FL, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 000-55436), filed on August 12, 2016).

10.26
Amended and Restated Dealer Manager Agreement by and between Cole Office & Industrial REIT (CCIT II), Inc. and Cole Capital Corporation, dated as of April 29, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on April 29, 2016).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2017.

Cole Office & Industrial REIT (CCIT II), Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GLENN J. RUFRANO	Chief Executive Officer and President	March 27, 2017
Glenn J. Rufrano	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and	March 27, 2017
Nathan D. DeBacker	Treasurer (Principal Financial Officer)

/s/ CHRISTINE T. BROWN	Vice President of Accounting	March 27, 2017
Christine T. Brown	(Principal Accounting Officer)

/s/ P. ANTHONY NISSLEY	Director	March 27, 2017
P. Anthony Nissley

/s/ JAMES F. RISOLEO	Director	March 27, 2017
James F. Risoleo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Office & Industrial REIT (CCIT II), Inc.
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Office & Industrial REIT (CCIT II), Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Office & Industrial REIT (CCIT II), Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 27, 2017

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$92,248	$68,398
Buildings and improvements	912,830	747,357
Intangible lease assets	114,183	99,245
Total real estate investments, at cost	1,119,261	915,000
Less: accumulated depreciation and amortization	(61,939)	(29,820)
Total real estate investments, net	1,057,322	885,180
Cash and cash equivalents	6,993	18,060
Restricted cash	3,443	1,540
Rents and tenant receivables	18,124	11,354
Derivative asset, prepaid expenses and other assets	1,665	1,785
Deferred costs, net	1,537	2,190
Total assets	$1,089,084	$920,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$501,152	$514,094
Line of credit with affiliate	—	30,000
Accounts payable and accrued expenses	6,146	5,416
Escrowed investor proceeds	—	238
Due to affiliates	2,490	1,510
Intangible lease liabilities, net	26,112	22,721
Distributions payable	3,566	2,158
Deferred rental income, derivative liabilities and other liabilities	4,364	3,471
Total liabilities	543,830	579,608
Commitments and contingencies
Redeemable common stock	25,001	11,520
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 64,688,321 and 41,781,519 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	647	418
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,447,532 and 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	24	—
Capital in excess of par value	583,297	360,348
Accumulated distributions in excess of earnings	(64,609)	(32,070)
Accumulated other comprehensive income	894	285
Total stockholders’ equity	520,253	328,981
Total liabilities, redeemable common stock and stockholders’ equity	$1,089,084	$920,109
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$77,390	$55,415	$15,781
Tenant reimbursement income	9,821	5,833	2,065
Assignment fee income	—	12,767	—
Total revenues	87,211	74,015	17,846
Operating expenses:
General and administrative	5,023	4,126	1,325
Property operating	5,088	3,432	1,161
Real estate tax	7,109	4,694	1,220
Advisory fees and expenses	8,527	5,929	1,638
Acquisition-related fees and expenses	4,824	7,561	14,726
Depreciation and amortization	31,994	23,380	6,300
Total operating expenses	62,565	49,122	26,370
Operating income (loss)	24,646	24,893	(8,524)
Other income (expense):
Interest expense and other, net	(20,642)	(18,053)	(4,192)
Net income (loss)	$4,004	$6,840	$(12,716)

Class A Common Stock:
Net income (loss)	$4,011	$6,840	$(12,716)
Basic and diluted weighted average number of common shares outstanding	57,105,755	31,204,356	10,174,511
Basic and diluted net income (loss) per common share	$0.07	$0.22	$(1.25)
Distributions declared per common share	$0.63	$0.63	$0.60

Class T Common Stock:
Net loss	$(7)	$—	$—
Basic and diluted weighted average number of common shares outstanding	999,019	—	—
Basic and diluted net loss per common share	$(0.01)	$—	$—
Distributions declared per common share	$0.40	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$4,004	$6,840	$(12,716)
Other comprehensive income (loss):
Unrealized loss on interest rate swaps	(1,669)	(2,283)	—
Amount of loss reclassified from other comprehensive income into income as interest expense	2,278	2,568	—
Total other comprehensive income	609	285	—
Total comprehensive income (loss)	$4,613	$7,125	$(12,716)
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2014	20,000	$—	—	$—	$200	$(100)	$—	$100
Issuance of common stock	24,631,770	246	—	—	244,660	—	—	244,906
Distributions to investors	—	—	—	—	—	(6,422)	—	(6,422)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(20,638)	—	—	(20,638)
Other offering costs	—	—	—	—	(4,898)	—	—	(4,898)
Redemptions of common stock	(1,676)	—	—	—	(17)	—	—	(17)
Changes in redeemable common stock	—	—	—	—	(2,816)	—	—	(2,816)
Comprehensive loss	—	—	—	—	—	(12,716)	—	(12,716)
Balance, December 31, 2014	24,650,094	$246	—	$—	$216,491	$(19,238)	$—	$197,499
Issuance of common stock	17,324,511	174	—	—	171,655	—	—	171,829
Distributions to investors	—	—	—	—	—	(19,672)	—	(19,672)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(13,729)	—	—	(13,729)
Other offering costs	—	—	—	—	(3,479)	—	—	(3,479)
Redemptions of common stock	(193,086)	(2)	—	—	(1,886)	—	—	(1,888)
Changes in redeemable common stock	—	—	—	—	(8,704)	—	—	(8,704)
Comprehensive income	—	—	—	—	—	6,840	285	7,125
Balance, December 31, 2015	41,781,519	$418	—	$—	$360,348	$(32,070)	$285	$328,981
Issuance of common stock	23,459,386	235	2,447,532	24	266,225	—	—	266,484
Distributions to investors	—	—	—	—	—	(36,543)	—	(36,543)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(18,150)	—	—	(18,150)
Other offering costs	—	—	—	—	(5,301)	—	—	(5,301)
Distribution and stockholder servicing fees	—	—	—	—	(1,019)	—	—	(1,019)
Redemptions and cancellations of common stock	(552,584)	(6)	—	—	(5,325)	—	—	(5,331)
Changes in redeemable common stock	—	—	—	—	(13,481)	—	—	(13,481)
Comprehensive income	—	—	—	—	—	4,004	609	4,613
Balance, December 31, 2016	64,688,321	$647	2,447,532	$24	$583,297	$(64,609)	$894	$520,253
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$4,004	$6,840	$(12,716)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization, net	29,866	22,851	6,212
Amortization of deferred financing costs	1,344	1,212	602
Straight-line rental income	(5,553)	(5,674)	(2,062)
Changes in assets and liabilities:
Rents and tenant receivables	(1,217)	(2,259)	(1,359)
Prepaid expenses and other assets	(13)	(443)	(251)
Accounts payable and accrued expenses	517	2,789	2,509
Deferred rental income and other liabilities	1,135	1,738	1,427
Due to affiliates	82	(3,266)	4,734
Net cash provided by (used in) operating activities	30,165	23,788	(904)
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(198,407)	(263,283)	(628,164)
Payment of property escrow deposits	(4,932)	(1,868)	(60,378)
Refund of property escrow deposits	5,432	1,368	60,378
Change in restricted cash	(1,903)	(1,540)	—
Net cash used in investing activities	(199,810)	(265,323)	(628,164)
Cash flows from financing activities:
Proceeds from issuance of common stock	247,663	161,237	242,073
Redemptions of common stock	(5,331)	(1,888)	(17)
Offering costs on issuance of common stock	(23,572)	(17,166)	(25,536)
Distributions to investors	(16,314)	(8,236)	(2,275)
Proceeds from credit facility and notes payable	194,980	382,280	462,831
Repayment of credit facility and notes payable	(207,749)	(266,882)	(61,915)
Proceeds from line of credit with affiliate	—	—	94,800
Repayment of line of credit with affiliate	(30,000)	—	(64,800)
Escrowed investor proceeds	(238)	238	—
Deferred financing costs paid	(861)	(1,179)	(5,040)
Payment of loan deposits	(80)	(1,693)	(401)
Refund of loan deposits	80	1,743	351
Net cash provided by financing activities	158,578	248,454	640,071
Net (decrease) increase in cash and cash equivalents	(11,067)	6,919	11,003
Cash and cash equivalents, beginning of period	18,060	11,141	138
Cash and cash equivalents, end of period	$6,993	$18,060	$11,141
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
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-187470) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 17, 2013, the Company commenced its initial public offering (the “Offering”) on a “best efforts” basis, initially offering up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares, as defined below) in the primary offering at a price of $10.00 per share, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $9.50 per share.
Effective as of March 4, 2016, the Company changed the designation of its common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of its Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to the Company’s Articles of Amendment and Restatement. All shares of common stock issued and outstanding prior to the filing of the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in the Company’s charter, as amended, that are payable in connection with the Class T Shares. In addition, the Company’s charter provides that, in the event of a liquidation of the Company’s assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.
On March 28, 2016, the Company’s board of directors (the “Board”) adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP” and collectively with the Original DRIP, the “DRIP”), to allow for the reinvestment of distributions paid on Class A and Class T Shares. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T shares. The Amended and Restated DRIP became effective as of May 1, 2016.
On April 11, 2016, the Company announced that the Board established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $10.00 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result, effective April 11, 2016, the Company revised the offering price for shares pursuant to the primary offering portion of the Offering to be $10.99 per share (representing the $10.00 estimated per share NAV plus applicable selling commissions and dealer manager fees) and revised the offering price of shares pursuant to the Original DRIP to be $10.00 per share (the estimated per share NAV). In connection with Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1.0 billion, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T Shares at a price of $10.53 per share in the primary portion of the Offering (representing the $10.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the Class T Shares), along with up to $1.5 billion in Class A Shares at a price of $10.99 per share in the primary portion of the Offering. The Company also began offering Class T Shares pursuant to the DRIP at a price of $10.00 per share, along with Class A Shares pursuant to the DRIP at a price of $10.00 per share. The Company reserved the right to reallocate the shares offered in the Offering among the classes of shares and between the primary offering and the DRIP. On March 22, 2017, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $10.32 per share for both Class A Shares and Class T Shares. The

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s estimated per share NAV is not audited or reviewed by its independent registered public accounting firm. See the discussion of the updated estimated per share NAV of the Company’s common stock effective March 28, 2017 in Note 17 — Subsequent Events.
The Company ceased issuing shares in the Offering on September 17, 2016. The unsold Class A Shares and Class T Shares of $2.3 billion in the aggregate were subsequently deregistered. In addition, the Company registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP pursuant to a Registration Statement on Form S-3 (Registration No. 333-213306), which was filed with the SEC on August 25, 2016 and automatically became effective with the SEC upon filing (the “DRIP Offering” and collectively with the Offering, the “Offerings”).
As of December 31, 2016, the Company had issued approximately 67.9 million shares of common stock in the Offerings for gross offering proceeds of $683.2 million ($657.5 million in Class A Shares and $25.7 million in Class T Shares) before offering costs, selling commissions and dealer manager fees of $66.2 million. In addition, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $79,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $940,000. As of December 31, 2016, the Company owned 34 properties, comprising 10.7 million rentable square feet of income-producing necessity corporate office and industrial properties located in 18 states. As of December 31, 2016, the rentable space at these properties was 99.97% leased.
On March 22, 2017, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $10.32 per share for both Class A Shares and Class T Shares. Commencing on March 28, 2017, distributions will be reinvested under the DRIP Offering at a price of $10.32 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2016, as determined by the Board. No distributions were reinvested in shares of the Company’s common stock under the DRIP between the Board’s establishment of the updated estimated per share NAV on March 22, 2017 and March 28, 2017.
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
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition-related fees and expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related fees and expenses, repairs and maintenance are expensed as incurred.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2016, 2015 or 2014.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2016 or 2015.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related fees and expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above- and below-market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below-market leases, any bargain renewal periods. The above-market and below-market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above-market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market or below-market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include leasing commissions, legal and other related expenses and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, will be reflected in the accompanying consolidated statements of operations in acquisition-related fees and expenses. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized or accreted to interest expense over the term of the respective mortgage note payable.
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
Restricted Cash
The Company had $3.4 million and $1.5 million in restricted cash as of December 31, 2016 and 2015, respectively. Included in restricted cash was $3.3 million and $1.3 million held by lenders in lockbox accounts as of December 31, 2016 and 2015, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $120,000 and $76,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of December 31, 2016 and 2015, respectively. In addition, restricted cash included $238,000 of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2015. There were no such proceeds as of December 31, 2016.
Distribution and Stockholder Servicing Fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares that were sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares sold in the Offering at the earliest of: (i) the end of the month in which the transfer agent, on the Company’s behalf, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 7.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross offering proceeds (i.e., excluding proceeds from sales pursuant to the DRIP); (iii) the fifth anniversary of the last day of the month in which the Offering (excluding the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event (such as the sale of the Company, the sale of all or substantially all of the Company’s assets, a merger or similar transaction, the listing of the Company’s shares of common stock for trading on a national securities exchange or an alternative strategy that would result in a significant increase in the opportunities for stockholders to dispose of their shares). CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. An estimated liability for future distribution and stockholder servicing fees payable to CCC was recognized at the time each Class T Share was sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value.
Cash Concentrations
Cash and cash equivalents include cash in bank accounts. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2016 and 2015, the Company had $1.5 million and $2.2 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.
Due to Affiliates
CCI II Advisors, and certain of its affiliates, received and will continue to receive fees, reimbursements, and compensation in connection with services provided relating to the Offerings and the acquisition, management, financing, and leasing of the properties of the Company.
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
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s obligation to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP portion of the Offering and the DRIP Offering, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2016 and 2015, the Company did not have an allowance for uncollectible accounts.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
The Company elected to be taxed and qualified as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2014. The Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Earnings (Loss) Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2016, 2015 or 2014.

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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”) — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the Financial Accounting Standards Board (the “FASB”) will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance in Accounting Standards Codification 840, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as either finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease expense. The provisions of ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. A modified retrospective approach is required for existing leases that have not expired upon adoption. Early adoption is permitted. The Company’s implementation team is developing an inventory of all leases, as well as identifying any non-lease components in the lease arrangements.
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
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2016-05 prospectively and will consider for any future novations.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments in ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within. Early adoption is permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. The Company plans to adopt ASU 2017-01 during the first quarter of fiscal year 2017 and expects that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals). As such, future acquisition related expenses associated with these asset acquisitions will be capitalized.

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility, notes payable and line of credit with affiliate — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2016, the estimated fair value of the Company’s debt was $503.0 million, compared to the carrying value of $503.5 million. The estimated fair value of the Company’s debt was $549.9 million as of December 31, 2015, compared to the carrying value on that date of $546.3 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2016 and 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2016 and 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$958	$—	$958	$—
Financial liabilities:
Interest rate swaps	$(64)	$—	$(64)	$—
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$591	$—	$591	$—
Financial liabilities:
Interest rate swaps	$(306)	$—	$(306)	$—
NOTE 4 — REAL ESTATE INVESTMENTS
2016 Property Acquisitions
During the year ended December 31, 2016, the Company acquired four properties for an aggregate purchase price of $197.7 million (the “2016 Acquisitions”). The Company purchased the 2016 Acquisitions with net proceeds from the Offerings and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the 2016 Acquisitions (in thousands):

December 31, 2016
Land	$23,850
Buildings and improvements	164,528
Acquired in-place leases (1)	14,935
Intangible lease liabilities (2)	(5,644)
Total purchase price	$197,669
___________________________________

(1)	As of December 31, 2016, the weighted average amortization period for acquired in-place leases is 12.9 years for acquisitions completed during the year ended December 31, 2016.

(2)	As of December 31, 2016, the weighted average amortization period for acquired intangible lease liabilities is 9.9 years for acquisitions completed during the year ended December 31, 2016.
The Company recorded revenue for the year ended December 31, 2016 of $7.2 million and a net loss for the year ended December 31, 2016 of $1.0 million related to the 2016 Acquisitions. In addition, the Company recorded $4.2 million of acquisition-related fees and expenses for the year ended December 31, 2016 related to the 2016 Acquisitions.
The following table summarizes selected financial information of the Company as if the 2016 Acquisitions were completed on January 1, 2015, for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Pro forma basis (unaudited):
Revenue	$98,345	$92,384
Net income	$10,461	$8,087

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma information for the year ended December 31, 2016 was adjusted to exclude $4.2 million of acquisition-related fees and expenses recorded during such period related to the 2016 Acquisitions. These expenses were instead recognized in the unaudited pro forma information for the year ended December 31, 2015. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.
2015 Property Acquisitions
During the year ended December 31, 2015, the Company acquired seven properties for an aggregate purchase price of $237.7 million (the “2015 Acquisitions”). The Company purchased the 2015 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the 2015 Acquisitions (in thousands):

December 31, 2015
Land	$17,849
Buildings and improvements	212,036
Acquired in-place leases (1)	22,956
Intangible lease liabilities (2)	(15,167)
Total purchase price	$237,674
___________________________________

(1)	As of December 31, 2015, the weighted average amortization period for acquired in-place leases was 13.0 years for acquisitions completed during the year ended December 31, 2015.

(2)	As of December 31, 2015, the weighted average amortization period for acquired intangible lease liabilities was 14.1 years for acquisitions completed during the year ended December 31, 2015.
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
The following table summarizes selected financial information of the Company as if the 2015 Acquisitions were completed on January 13, 2014, the date the Company commenced principal operations. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the year ended December 31, 2015 (in thousands):

	December 31, 2015	Period from January 13, 2014 to December 31, 2014
Pro forma basis (unaudited):
Revenue	$86,999	$36,244
Net income (loss)	$20,700	$(10,666)
The unaudited pro forma information for the year ended December 31, 2015 was adjusted to exclude $6.7 million of acquisition-related fees and expenses recorded during such period related to the 2015 Acquisitions. These expenses were instead recognized in the unaudited pro forma information for the year ended December 31, 2014. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Consideration
During the year ended December 31, 2015, the Company paid additional amounts to sellers in conjunction with contingent consideration arrangements related to two properties. The contingent consideration of $1.6 million is included within acquisition-related fees and expenses in the accompanying consolidated statements of operations.
2014 Property Acquisitions
During the year ended December 31, 2014, the Company acquired 23 properties for an aggregate purchase price of $646.5 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the 2014 Acquisitions (in thousands):

December 31, 2014
Land	$50,549
Buildings and improvements	528,279
Acquired in-place leases (1)	74,436
Acquired above-market lease (2)	1,562
Intangible lease liabilities (3)	(8,310)
Total purchase price	$646,516
___________________________________

(1)	As of December 31, 2014, the weighted average amortization period for acquired in-place leases was 11.6 years for acquisitions completed during the year ended December 31, 2014.

(2)	As of December 31, 2014, the weighted average amortization period for acquired above-market leases was 12.5 years for acquisitions completed during the year ended December 31, 2014.

(3)	As of December 31, 2014, the weighted average amortization period for acquired intangible lease liabilities was 12.6 years for acquisitions completed during the year ended December 31, 2014.
The Company recorded revenue for the year ended December 31, 2014 of $17.8 million and a net loss for the year ended December 31, 2014 of $12.7 million related to the 2014 Acquisitions. In addition, the Company recorded $14.5 million of acquisition-related fees and expenses for the year ended December 31, 2014 related to the 2014 Acquisitions.
The following table summarizes selected financial information of the Company as if the 2014 Acquisitions were completed on January 13, 2014, the date the Company commenced principal operations. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the year ended December 31, 2014 (in thousands):

Period from January 13, 2014 to December 31, 2014
Pro forma basis (unaudited):
Revenue	$53,440
Net income	$13,618
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.
Property Concentrations
As of December 31, 2016, three of the Company’s tenants, Keurig Green Mountain, Amazon and Freeport-McMoRan accounted for 14%, 13% and 11%, respectively, of the Company’s 2016 annualized rental income. The Company also had certain geographic concentrations in its property holdings. In particular, as of December 31, 2016, two of the Company’s properties were located in Arizona, two properties were located in Massachusetts and four properties were located in Ohio, which accounted for 14%, 14% and 12%, respectively, of the Company’s 2016 total annualized rental income. In addition, the Company had tenants in the manufacturing, logistics, wholesale, retail - internet and mining and natural resources industries, which comprised 26%, 14%, 14%, 13% and 11%, respectively, of the Company’s 2016 annualized rental income.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2016	2015
In-place leases, net of accumulated amortization of $17,682 and $8,778, respectively (with a weighted average life remaining of 10.3 and 10.9 years, respectively)	$94,939	$88,905
Acquired above-market leases, net of accumulated amortization of $266 and $141, respectively (with a weighted average life remaining of 10.4 and 11.3 years, respectively)	1,296	1,421
	$96,235	$90,326
Amortization expense related to the in-place lease assets for the years ended December 31, 2016, 2015 and 2014 was $8.9 million, $7.1 million and $1.7 million, respectively. Amortization expense related to the acquired above-market lease asset for the years ended December 31, 2016 and 2015 was $125,000 and $141,000, respectively, and was recorded as a reduction to rental income in the consolidated statements of operations. No amortization expense was recorded related to the acquired above-market lease for the year ended December 31, 2014.
Estimated amortization expense related to the intangible lease assets as of December 31, 2016 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases	Above-Market Leases
2017	$9,631	$125
2018	$9,631	$125
2019	$9,631	$125
2020	$9,631	$125
2021	$9,626	$125
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the year ended December 31, 2016. As of December 31, 2016, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2016 and 2015 (in thousands):

		Outstanding Notional Amounts as of December 31, 2016				Fair Value of Asset and (Liabilities)
	Balance Sheet Location		Interest Rates (1)	Effective Dates	Maturity Dates	December 31, 2016	December 31, 2015
Interest Rate Swap	Derivative asset, prepaid expenses and other assets	$200,000	3.19%	2/20/2015	12/12/2019	$958	$591
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$54,070	3.29% to 3.35%	2/10/2015 to 3/19/2015	3/2/2020 to 4/1/2020	$(64)	$(306)
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2016.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2016 and 2015, the amounts reclassified were $2.3 million and $2.6 million, respectively. There were no amounts reclassified for the year ended December 31, 2014. During the next 12 months, the Company estimates that an additional $1.0 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the year ended December 31, 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions as of December 31, 2016, it could have been required to settle its obligations under these agreements at an aggregate termination value, inclusive of interest payments and accrued interest, of $107,000. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2016.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of December 31, 2016, the Company had $501.2 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.7% and weighted average years to maturity of 3.7 years. The weighted average years to maturity is computed using the anticipated repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of December 31, 2016 and 2015, and the debt activity for the year ended December 31, 2016 (in thousands):

		During the Year Ended December 31, 2016
	Balance as of December 31, 2015	Debt Issuances, Net (1)	Repayments	Accretion	Balance as of December 31, 2016
Fixed rate debt	$238,565	$56,980	$—	$—	$295,545
Variable rate debt	9,787	—	(9,787)	—	—
Credit facility	267,962	138,000	(197,962)	—	208,000
Line of credit with affiliates	30,000	—	(30,000)	—	—
Total debt	546,314	194,980	(237,749)	—	503,545
Deferred costs (2)	(2,220)	(750)	—	577	(2,393)
Total debt, net	$544,094	$194,230	$(237,749)	$577	$501,152
____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility, as discussed in Note 2 — Summary of Significant Accounting Policies.
As of December 31, 2016, the fixed rate debt outstanding of $295.5 million included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to October 2023. As of December 31, 2016, the fixed rate debt had a weighted average interest rate of 4.1%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $488.6 million as of December 31, 2016. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of December 31, 2016, the Company did not have any variable rate debt outstanding, as both of the mortgage notes payable comprising the variable rate debt matured during the year ended December 31, 2016.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has an amended, unsecured credit facility (the “Credit Facility”), with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan (the “Term Loan”) and up to $200.0 million in revolving loans (the “Revolving Loans”). The Revolving Loans mature on December 12, 2018; however, the Company may elect to extend the maturity dates of such loans to December 12, 2019, subject to satisfying certain conditions described in the Credit Agreement. The Term Loan matures on December 12, 2019.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus an interest rate spread ranging from 1.60% to 2.45%, depending on the Company’s leverage. For base rate committed loans, the interest rate will be equal to a rate ranging from 0.60% to 1.45%, depending on the Company’s leverage ratio as defined in the Credit Agreement, plus a per annum amount equal to the greatest of: (i) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; and (iii) one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of December 31, 2016, the amount outstanding under the Revolving Loans totaled $8.0 million at an interest rate of 2.6%, and the amount outstanding under the Term Loan totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). As of December 31, 2016, the all-in rate for the Swapped Term Loan was 3.19%. The Company had $187.1 million in unused capacity, subject to borrowing availability, as of December 31, 2016.
During the year ended December 31, 2016, the Company entered into a modification agreement to the Credit Agreement, which removed the provision of the Credit Agreement that the maturity date of the outstanding loans would be September 30, 2017 if the Company did not reach $1.0 billion in total asset value, as defined in the Credit Agreement, prior to March 31, 2016.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio less than or equal to 60%, and a fixed charge coverage ratio greater than 1.50. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company's various fixed and variable rate debt agreements, as of December 31, 2016.
On January 27, 2016, Moody’s Investors Services, Inc. downgraded the debt of Freeport Mineral Corporation (“Freeport”), a wholly-owned subsidiary of Freeport-McMoRan Inc. and one of the Company’s tenants at a multi-tenant commercial property that is 99% leased to Freeport (the “Freeport Property”). The Freeport Property collateralizes a loan in the principal amount of $71.5 million (the “Freeport Loan”). The Freeport Loan originally provided that in the event Freeport’s credit rating is downgraded below certain thresholds, the Company’s cash flow in excess of approved operating expenses, management fees and debt service payments from Freeport’s lease payments would be swept to a cash management account to be held in reserve for approved leasing expenses. On February 5, 2016, the Company entered into a modification agreement to the Freeport Loan to provide that the lender would accept a letter of credit in lieu of any cash sweep related to the Freeport Loan, and the Company issued a letter of credit for $4.9 million (the “Letter of Credit”). Pursuant to the Letter of Credit, Freeport’s credit rating must be upgraded above certain thresholds before the Company can be released from the Letter of Credit. As of December 31, 2016, the Letter of Credit was still outstanding.
In addition, the Company previously had $30.0 million outstanding under its $60.0 million subordinated loan with an affiliate of the Company’s advisor (the “Series C Loan”), which was repaid in full on its maturity date of June 30, 2016. The Series C Loan was approved by a majority of the Board (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2016 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2017	$—
2018	8,000
2019	200,000
2020	203,465
2021	35,100
Thereafter	56,980
Total	$503,545
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2016	2015
Acquired below-market lease intangibles, net of accumulated amortization of $3,009 and $757, respectively (with a weighted average life remaining of 11.5 and 12.9 years, respectively)	$26,112	$22,721
Amortization of the intangible lease liabilities during the years ended December 31, 2016, 2015 and 2014 was $2.3 million, $669,000 and $88,000, respectively, and was recorded as an addition to rental income in the consolidated statements of operations.
Estimated amortization of the intangible lease liabilities as of December 31, 2016 for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below-Market Leases
2017	$2,317
2018	$2,317
2019	$2,317
2020	$2,317
2021	$2,316
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,566	$2,158	$1,314
Accrued deferred financing costs	$7	$4	$—
Change in fair value of interest rate swaps	$609	$285	$—
Accrued distribution and stockholder servicing fees	$940	$—	$—
Common stock issued through distribution reinvestment plan	$18,821	$10,592	$2,833
Accrued other offering costs due to affiliate	$—	$42	$—
Accrued capital expenditures	$285	$75	$—
Escrow deposit due to affiliate on acquired real estate assets	$—	$—	$18,352
Supplemental Cash Flow Disclosures:
Interest paid	$19,323	$15,916	$3,031

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
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CCI II Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Selling commissions and dealer manager fees
In connection with the Offering, which was terminated on September 17, 2016, CCC, the Company’s dealer manager, which is affiliated with CCI II Advisors, received selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. CCC reallowed 100% of selling commissions earned to participating broker-dealers. In addition, up to 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares before reallowance to participating broker-dealers was paid to CCC as a dealer manager fee, all or a portion of which was reallowed to participating broker-dealers in CCC’s sole discretion. No selling commissions or dealer manager fees were paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CCI II Advisors or its affiliates and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of December 31, 2016, CCI II Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. Since the Offering was terminated on September 17, 2016, these excess amounts will not be paid.
Distribution and stockholder servicing fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares that were sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC was recognized at the time each Class T Share was sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the transfer agent, on behalf of the Company, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within his or her individual account would be equal to 7.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering; (iii) the fifth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP portion of the Offering or the DRIP Offering) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.
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
Advisory fees and expenses
The Company pays CCI II Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which, for those assets acquired prior to March 1, 2016, is based on the estimated market value of such assets used to determine the Company’s per share NAV as of February 29, 2016, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to February 29, 2016, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
Operating expenses
The Company reimburses CCI II Advisors or its affiliates for the operating expenses they paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CCI II Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI II Advisors or its affiliates for the salaries and benefits paid to personnel in connection with the services for which CCI II Advisors or its affiliates receive acquisition fees, and the Company will not reimburse CCI II Advisors for salaries and benefits paid to the Company’s executive officers.
Disposition fees
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CCI II Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the years ended December 31, 2016, 2015 and 2014, no disposition fees were incurred for any such services provided by CCI II Advisors or its affiliates.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CCI II Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the years ended December 31, 2016, 2015 and 2014, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2016		2015	2014
Selling commissions	$13,130		$10,491	$15,829
Dealer manager fees	$5,012		$3,238	$4,809
Other organization and offering costs	$5,301		$3,479	$4,898
Distribution and stockholder servicing fees	$79	(1)	$—	$—
Acquisition fees and expenses (2)	$4,415		$5,089	$13,170
Advisory fees and expenses (2)	$8,527		$5,929	$1,630
Operating expenses (2)	$2,010		$1,966	$411
______________________

(1)
Amounts are calculated in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $940,000, which is included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

(2)
During the years ended December 31, 2015 and 2014, CCI II Advisors permanently waived its rights to expense reimbursements totaling $297,000 and $1.5 million, respectively, which amounts are excluded from the table above as the Company is not responsible for these sums. No expense reimbursements were waived during the year ended December 31, 2016.

Due to Affiliates
As of December 31, 2016, $2.5 million was recorded for services and expenses incurred, but not yet reimbursed to CCI II Advisors, or its affiliates. The amount is primarily for advisory and operating fees and expenses and distribution and stockholder servicing fees payable to CCC. As of December 31, 2015, $1.5 million was recorded for services and expenses incurred, but not yet reimbursed to CCI II Advisors, or its affiliates. The amount is primarily for other offering costs, insurance, advisory, operating and acquisition-related expenses. These amounts were included in due to affiliates in the consolidated balance sheets for such periods.
Transactions
The Company incurred $197,000, $726,000 and $280,000 of interest expense related to the Series C Loan during the years ended December 31, 2016, 2015 and 2014, respectively. The Series C Loan matured on June 30, 2016.
NOTE 12 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or may engage CCI II Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CCI II Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2016, the Company was authorized to issue 490.0 million shares of common stock pursuant to the primary offering, consisting of two classes of shares (245.0 million of Class A Shares and 245.0 million of Class T Shares) and 10.0 million shares of preferred stock. As of December 31, 2015, the Company was authorized to issue 490.0 million shares of common stock (now referred to as Class A Shares) and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 26, 2013, CREInvestments, LLC acquired 20,000 Class A Shares at $10.00 per share. On February 7, 2014, the ownership of such shares was transferred to VEREIT OP. Pursuant to the Company’s charter, VEREIT OP is prohibited from selling the 20,000 Class A Shares that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that VEREIT OP may transfer ownership of all or a portion of these 20,000 Class A Shares to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. Prior to April 11, 2016, the purchase price per share under the DRIP portion of the Offering was $9.50 for Class A Shares. From April 11, 2016 to March 27, 2017, the purchase price per share for both Class A Shares and Class T Shares under the DRIP portion of the Offering and the DRIP Offering was $10.00 per share. On March 22, 2017, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $10.32 per share. Therefore, commencing March 28, 2017, distributions will be reinvested in shares of the Company’s common stock pursuant to the DRIP Offering at a price of $10.32 per share for both Class A Shares and Class T Shares, the updated estimated per share NAV as of December 31, 2016, as determined by the Board. The Board may terminate or amend the DRIP at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2016, 2015 and 2014, approximately 1.9 million, 1.1 million and 298,000 shares, respectively, were purchased under the DRIP portion of the Offering or DRIP Offering for $18.8 million, $10.6 million and $2.8 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
The share redemption program provides that the Company will redeem shares of its common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. The Company will limit the number of shares redeemed pursuant to the share redemption program as follows: (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds the Company receives from the sale of shares under the DRIP portion of the Offering and the DRIP Offering. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP portion of the Offering and the DRIP Offering.
The redemption price per share (other than for shares purchased pursuant to the DRIP portion of the Offering and the DRIP Offering) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the most recent estimated per share NAV as determined by the Board; after two years from the purchase date, 97.5% of the most recent estimated per share NAV as determined by the Board; and after three years from the purchase date, 100% of the most recent estimated per share NAV as determined by the Board. The redemption price for shares purchased pursuant to the DRIP portion of the Offering and the DRIP Offering will be 100% of the most recently determined estimated per share NAV. Prior to April 11, 2016, the purchase price paid for each share in the primary portion of the Offering served as the most recent estimated per share value for purposes of the share redemption program. From April 11, 2016 to March 27, 2017, $10.00 per share served as the estimated per share NAV for purposes of the share redemption program. As a result of the Board’s determination of an updated estimated value of the Company’s shares of common stock, the updated estimated per

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share NAV of $10.32, as of December 31, 2016, will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 28, 2017, until such time as the Board determines a new estimated per share NAV. See the discussion of the updated estimated per share NAV of the Company’s common stock effective March 28, 2017 in Note 17 — Subsequent Events.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders. During the years ended December 31, 2016, 2015 and 2014, the Company redeemed approximately 552,600, 193,100 and 1,700, shares under the share redemption program for $5.3 million, $1.9 million and $17,000, respectively.
Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 366 days in the calendar year, of $0.0017213115 per Class A Share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on December 31, 2016. The Board authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day of the period commencing on the date that the first Class T Share was sold in the Offering and ending on December 31, 2016, equal to $0.0017213115 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of December 31, 2016, the Company had distributions payable of $3.6 million.
In addition, the Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001726027 per Class A Share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017, equal to $0.001726027 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
Character of Distributions (Unaudited):	2016	2015	2014
Ordinary dividends	30%	87%	55%
Nondividend distributions	70%	13%	45%
Total	100%	100%	100%
During the years ended December 31, 2016, 2015 and 2014, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the years ended December 31, 2016, 2015 and 2014, the Company incurred state and local income and franchise taxes of $85,000, $223,000 and $110,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had no unrecognized tax benefits as of or during the years ended December 31, 2016, 2015 and 2014. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 15 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2016, the leases had a weighted-average remaining term of 10.5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2016, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2017	$77,469
2018	78,772
2019	79,962
2020	81,136
2021	82,197
Thereafter	475,045
Total	$874,581
NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$20,120	$20,749	$22,241	$24,101
Acquisition-related fees and expenses	$148	$3,162	$177	$1,337
Operating income	$6,727	$3,633	$7,076	$7,210
Net income (loss)	$1,488	$(1,372)	$1,754	$2,134
Basic and diluted net income (loss) per share - Class A common stock (1)	$0.03	$(0.02)	$0.03	$0.03
Distributions declared per common share - Class A common stock	$0.15	$0.16	$0.16	$0.16
Basic and diluted net (loss) income per share - Class T common stock (1), (2)	$—	$(0.04)	$0.01	$0.01
Distributions declared per common share - Class T common stock (2)	$—	$0.08	$0.16	$0.16
____________________________________

(1)
The Company calculates net income (loss) per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

(2)
In connection with Post-Effective Amendment No. 6 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1.0 billion, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T Shares, along with up to $1.5 billion in Class A Shares.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,344	$13,170	$14,901	$19,600
Acquisition-related fees and expenses	$39	$606	$4,161	$2,755
Operating income	$17,674	$3,620	$776	$2,823
Net income (loss)	$14,233	$(814)	$(3,794)	$(2,785)
Basic and diluted net income (loss) per share - Class A common stock (1)	$0.56	$(0.03)	$(0.12)	$(0.07)
Distributions declared per common share - Class A common stock	$0.15	$0.16	$0.16	$0.16
____________________________________

(1)
The Company calculates net income (loss) per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

NOTE 17 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2016:
Redemption of Shares of Common Stock
Subsequent to December 31, 2016, the Company redeemed approximately 133,000 shares for $1.3 million at an average per share price of $9.78 pursuant to the Company’s share redemption program.
Investment in Real Estate Assets
Subsequent to December 31, 2016, the Company acquired three properties for an aggregate purchase price of $93.5 million. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Investments in these consolidated financial statements for this property.
Estimated Per Share NAV
On March 22, 2017, the Board established an estimated per share NAV of the Company’s common stock as of December 31, 2016, of $10.32 per share for both Class A Shares and Class T Shares. Commencing on March 28, 2017, distributions will be reinvested in shares of the Company’s common stock under the DRIP at a price of $10.32 per share for both Class A Shares and Class T Shares. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. Pursuant to the terms of the Company’s share redemption program, commencing on March 28, 2017, the updated estimated per share NAV of $10.32 for both Class A Shares and Class T Shares, as of December 31, 2016, will serve as the most recent estimated value for purposes of the share redemption program, until such time as the Board determines a new estimated per share NAV. No distributions were reinvested in shares of the Company’s common stock under the DRIP and no shares were redeemed between the Board’s establishment of the updated estimated per share NAV on March 22, 2017 and March 28, 2017.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
		Initial Costs to Company		Total	Which Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases
3 Phoenix, Inc.:
Wake Forest, NC	(f)	$973	$8,330	$—	$9,303	$487	9/30/2014	2014
3D Systems:
Rock Hill, SC	(f)	780	8,082	—	8,862	495	9/30/2014	1992
Amazon.com, Inc.:
Petersburg, VA	$32,400	3,866	48,404	—	52,270	3,159	10/15/2014	2012
Ruskin, FL	56,980	13,484	83,455	—	96,939	1,176	6/21/2016	2014
Amcor Rigid Plastics USA, Inc.:
Franklin, IN	(f)	1,373	16,530	—	17,903	1,091	6/27/2014	1973
Bellevue, OH	(f)	611	9,171	285	10,067	565	9/26/2014	1998
Bellevue, OH	(f)	498	7,960	—	8,458	491	9/26/2014	1998
Avnet, Inc.:
Phoenix, AZ	(f)	4,037	28,738	—	32,775	209	10/14/2016	1997
San Antonio, TX	(f)	1,619	9,611	—	11,230	654	12/19/2014	2014
BTS Procter & Gamble Distributing:
Union, OH	(f)	3,537	68,961	—	72,498	3,648	12/23/2014	2014
Cott Beverages:
Greer, SC	(f)	666	11,184	—	11,850	344	11/5/2015	2015
Joplin, MO	(f)	571	11,161	—	11,732	439	7/21/2015	2014
County of Santa Clara:
San Jose, CA	14,314	4,561	17,508	—	22,069	1,453	1/13/2014	1997
Dometic:
Goshen, IN	(f)	871	8,794	—	9,665	276	10/1/2015	2005
E.I. DuPont de Nemours and Company:
Johnston, CO	(f)	1,587	33,027	—	34,614	1,926	12/19/2014	2014
Express Scripts:
Lincoln Hill, PA	(f)	2,873	14,064	—	16,937	634	11/9/2015	2015
FedEx Ground Package System, Inc.:
St. Joseph, MO	(f)	414	4,304	—	4,718	295	5/30/2014	2014
Fort Dodge, IA	(f)	123	2,414	—	2,537	160	6/2/2014	2014
Las Vegas, NV	11,541	1,838	16,439	—	18,277	1,162	6/5/2014	2010
Johnstown, CO	(f)	1,285	12,182	—	13,467	772	9/30/2014	2014
Freeport-McMoRan Corporation:
Phoenix, AZ	71,500	—	96,553	—	96,553	5,560	11/4/2014	2010
Fresenius Regional Call Center:
Tyler, TX	(f)	2,637	16,759	—	19,396	20	12/20/2016	2016
Keurig Green Mountain Coffee:
Burlington (63 South Ave), MA	21,670	4,612	31,175	—	35,787	2,321	6/30/2014	2013
Burlington (53 South Ave), MA	77,895	5,190	116,453	—	121,643	4,496	8/18/2015	2014
Lennar Homes:
Houston, TX	(f)	1,368	15,045	—	16,413	479	12/9/2015	2015
ODW:
Columbus, OH	(f)	3,052	22,096	—	25,148	1,524	6/30/2014	1992
Owens Corning:
Fuera Bush, NY	(f)	1,134	10,218	287	11,639	694	7/29/2014	1986
Protein Simple:
San Jose, CA	(f)	10,798	21,611	25	32,434	1,468	10/23/2014	1982

S-1

					Gross Amount at
		Initial Costs to Company		Total	Which Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
RF Micro Devices:
Greensboro, NC	$9,245	$865	$11,155	$—	$12,020	$730	6/12/2014	1999
SKF USA, Inc.:
St. Louis, MO	(f)	3,692	35,575	—	39,267	630	4/22/2016	2015
State of Alabama:
Birmingham, AL	(f)	1,950	26,831	117	28,898	1,925	4/30/2014	2010
Subaru of America:
Lebanon, IN	(f)	3,041	27,333	7,272	37,646	2,047	6/23/2014	2014
UPS:
Londonderry, NH	(f)	6,309	35,337	—	41,646	1,264	9/30/2015	2015
Wyle CAS Group:
Huntsville, AL	(f)	2,033	18,384	—	20,417	1,398	7/9/2014	2013
TOTAL:	$295,545	$92,248	$904,844	$7,986	$1,005,078	$43,992
____________________________________
(a)     As of December 31, 2016, the Company owned 19 industrial and distribution properties and 15 office properties.
(b)    The aggregate cost for federal income tax purposes was approximately $1.1 billion.

(c)	The following is a reconciliation of total real estate carrying value for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of period	$815,755	$578,829	$—
Additions
Acquisitions	188,378	229,885	578,829
Improvements	945	7,041	—
Total additions	189,323	236,926	578,829
Deductions	—	—	—
Cost of real estate sold	—	—	—
Total deductions	—	—	—
Balance, end of period	$1,005,078	$815,755	$578,829

(d)	The following is a reconciliation of accumulated depreciation for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of period	$20,901	$4,574	$—
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	23,091	16,327	4,574
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	—	—	—
Total additions	23,091	16,327	4,574
Deductions	—	—	—
Cost of real estate sold	—	—	—
Total deductions	—	—	—
Balance, end of period	$43,992	$20,901	$4,574

(e)
The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

(f)	Part of the Credit Facility’s unencumbered borrowing base. As of December 31, 2016, the Company had $212.9 million outstanding under the Credit Facility.

S-2