Form 10-Q
period 2017-03-31
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2017-05-12
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2017, there were approximately 65.3 million shares of Class A common stock, par value $0.01 per share, and 2.5 million shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$102,214	$92,248
Buildings and improvements	993,464	912,830
Intangible lease assets	121,058	114,183
Total real estate investments, at cost	1,216,736	1,119,261
Less: accumulated depreciation and amortization	(71,168)	(61,939)
Total real estate investments, net	1,145,568	1,057,322
Cash and cash equivalents	3,427	6,993
Restricted cash	1,349	3,443
Rents and tenant receivables	20,003	18,124
Derivative asset, prepaid expenses and other assets	2,685	1,665
Deferred costs, net	1,347	1,537
Total assets	$1,174,379	$1,089,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$587,806	$501,152
Accounts payable and accrued expenses	8,585	6,146
Due to affiliates	1,808	2,490
Intangible lease liabilities, net	25,519	26,112
Distributions payable	3,598	3,566
Deferred rental income and other liabilities	5,953	4,364
Total liabilities	633,269	543,830
Commitments and contingencies
Redeemable common stock	29,188	25,001
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 65,083,520 and 64,688,321 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	651	647
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,468,126 and 2,447,532 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	25	24
Capital in excess of par value	583,287	583,297
Accumulated distributions in excess of earnings	(73,793)	(64,609)
Accumulated other comprehensive income	1,752	894
Total stockholders’ equity	511,922	520,253
Total liabilities, redeemable common stock and stockholders’ equity	$1,174,379	$1,089,084
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$22,331	$18,021
Tenant reimbursement income	2,813	2,099
Total revenues	25,144	20,120
Operating expenses:
General and administrative	1,095	1,225
Property operating	1,403	944
Real estate tax	1,956	1,698
Advisory fees and expenses	2,501	1,843
Acquisition-related fees and expenses	2,186	148
Depreciation and amortization	9,370	7,535
Total operating expenses	18,511	13,393
Operating income	6,633	6,727
Other income (expense):
Interest expense and other, net	(5,393)	(5,239)
Net income	$1,240	$1,488

Class A Common Stock:
Net income	$1,241	$1,488
Basic and diluted weighted average number of common shares outstanding	64,958,763	45,844,472
Basic and diluted net income per common share	$0.02	$0.03
Distributions declared per common share	$0.16	$0.16

Class T Common Stock:
Net loss	$(1)	$—
Basic and diluted weighted average number of common shares outstanding	2,461,463	—
Basic and diluted net loss per common share	$(0.00)	$—
Distributions declared per common share	$0.16	$—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$1,240	$1,488
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	495	(5,315)
Amount of loss reclassified from other comprehensive income (loss) into income as interest expense	363	611
Total other comprehensive income (loss)	858	(4,704)
Total comprehensive income (loss)	$2,098	$(3,216)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	64,688,321	$647	2,447,532	$24	$583,297	$(64,609)	$894	$520,253
Issuance of common stock	528,180	5	20,594	1	5,482	—	—	5,488
Distributions to investors	—	—	—	—	—	(10,424)	—	(10,424)
Redemptions and cancellations of common stock	(132,981)	(1)	—	—	(1,305)	—	—	(1,306)
Changes in redeemable common stock	—	—	—	—	(4,187)	—	—	(4,187)
Comprehensive income	—	—	—	—	—	1,240	858	2,098
Balance, March 31, 2017	65,083,520	$651	2,468,126	$25	$583,287	$(73,793)	$1,752	$511,922
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,240	$1,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	8,807	6,744
Amortization of deferred financing costs	352	339
Straight-line rental income	(1,414)	(1,259)
Changes in assets and liabilities:
Rents and tenant receivables	(465)	(718)
Prepaid expenses and other assets	(226)	(70)
Accounts payable and accrued expenses	451	(835)
Deferred rental income and other liabilities	1,653	1,286
Due to affiliates	(634)	295
Net cash provided by operating activities	9,764	7,270
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(95,651)	(450)
Payment of property escrow deposits	(1,600)	(2,000)
Refund of property escrow deposits	1,600	—
Change in restricted cash	2,094	(929)
Net cash used in investing activities	(93,557)	(3,379)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	87,748
Distribution and stockholder servicing fees paid	(48)	—
Offering costs on issuance of common stock	—	(8,666)
Redemptions of common stock	(1,306)	(701)
Distributions to investors	(4,904)	(3,062)
Proceeds from credit facility and notes payable	93,500	20,000
Repayments of credit facility and notes payable	(7,000)	(67,749)
Repayment of line of credit with affiliate	—	(30,000)
Change in escrowed investor proceeds	—	942
Deferred financing costs paid	(15)	(150)
Net cash provided by (used in) financing activities	80,227	(1,638)
Net (decrease) increase in cash and cash equivalents	(3,566)	2,253
Cash and cash equivalents, beginning of period	6,993	18,060
Cash and cash equivalents, end of period	$3,427	$20,313
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2017

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a Maryland corporation, incorporated on February 26, 2013, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership. The Company is externally managed by Cole Corporate Income Advisors II, LLC (“CCI II Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CCI II Advisors, the Company’s dealer manager for the Offering (as defined below), Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
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
Effective as of March 4, 2016, the Company changed the designation of its common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of its Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to the Company’s Articles of Amendment and Restatement (collectively, the Articles of Amendment and Restatement, the Articles of Amendment and the Articles Supplementary are referred to herein as the “Charter”). All shares of common stock issued and outstanding prior to the filing of the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in the Charter, that are payable in connection with the Class T Shares. In addition, the Charter provides that, in the event of a liquidation of the Company’s assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.
On March 28, 2016, the Company’s board of directors (the “Board”) adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP” and collectively with the Original DRIP, the “DRIP”) in connection with the reinvestment of distributions paid on Class A and Class T Shares. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. The Amended and Restated DRIP became effective as of May 1, 2016.
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
March 31, 2017

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
On March 22, 2017, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $10.32 per share for both Class A Shares and Class T Shares. As a result, commencing on March 28, 2017, distributions are reinvested under the DRIP Offering at a price of $10.32 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2016, as determined by the Board. No distributions were reinvested in shares of the Company’s common stock under the DRIP between the Board’s establishment of the updated estimated per share NAV on March 22, 2017 and the March 28, 2017 commencement date.
As of March 31, 2017, the Company had issued approximately 68.4 million shares of common stock in the Offerings for gross offering proceeds of $688.7 million ($662.7 million in Class A Shares and $26.0 million in Class T Shares) before offering costs, selling commissions, and dealer manager fees of $66.2 million. In addition, as of March 31, 2017, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $127,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $892,000. As of March 31, 2017, the Company owned 37 properties, comprising approximately 11.2 million rentable square feet of income-producing necessity corporate office and industrial properties located in 19 states. As of March 31, 2017, the rentable square feet at these properties was 100% leased.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2017

Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, excluding acquisition-related fees and expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related fees and expenses, repairs and maintenance are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2017 or 2016.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2017 or December 31, 2016.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2017

Restricted Cash
The Company had $1.3 million and $3.4 million in restricted cash as of March 31, 2017 and December 31, 2016, respectively. Included in restricted cash was $1.2 million and $3.3 million held by lenders in lockbox accounts as of March 31, 2017 and December 31, 2016, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $131,000 and $120,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of March 31, 2017 and December 31, 2016, respectively.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of March 31, 2017 and December 31, 2016, the Company did not have an allowance for uncollectible accounts.
Earnings Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2017 or 2016.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated unaudited financial statements:
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”) — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from real estate lease contracts, as discussed below in relation to ASU 2016-02, Leases (Topic 842) (“ASU

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2017

2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the Financial Accounting Standards Board (the “FASB”) will have a material impact on its consolidated financial statements.
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
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2016-05 prospectively and will consider it for any future novations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2017

whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within. Early adoption is permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. Upon adoption, the Company expects that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals) and certain future acquisition-related expenses associated with these asset acquisitions will be capitalized.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities must derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Subtopic 606. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2017, the estimated fair value of the Company’s debt was $592.6 million, compared to the carrying value of $590.0 million. The estimated fair value of the Company’s debt was $503.0 million as of December 31, 2016, compared to the carrying value on that date of $503.5 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2017

overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2017 and as of December 31, 2016 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$1,752	$—	$1,752	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$958	$—	$958	$—
Financial liabilities:
Interest rate swaps	$(64)	$—	$(64)	$—
NOTE 4 — REAL ESTATE INVESTMENTS
2017 Property Acquisitions
During the three months ended March 31, 2017, the Company acquired three properties for an aggregate purchase price of $93.5 million (the “2017 Acquisitions”). The Company funded the 2017 Acquisitions with net proceeds from the Offerings and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the preliminary purchase price allocation for the 2017 Acquisitions (in thousands):

2017 Acquisitions
Land	$9,966
Buildings and improvements	76,455
Acquired in-place leases (1)	7,044
Total purchase price	$93,465
______________________

(1)	The weighted average amortization period for acquired in-place leases is 14.2 years for the 2017 Acquisitions.
The Company recorded revenue for the three months ended March 31, 2017 of $1.0 million and a net loss of $1.6 million related to the 2017 Acquisitions.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2017

The following table summarizes selected financial information of the Company as if all of the 2017 Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Pro forma basis:
Revenue	$26,039	$22,062
Net income (loss)	$3,278	$(170)
The pro forma information for the three months ended March 31, 2017 was adjusted to exclude $2.1 million of acquisition-related fees and expenses recorded during the period related to the 2017 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the three months ended March 31, 2016.
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
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the three months ended March 31, 2017. As of March 31, 2017, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2017 and December 31, 2016 (in thousands):

		Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets as of
	Balance Sheet Location	March 31, 2017				March 31, 2017	December 31, 2016
Interest Rate Swaps	Derivative asset, prepaid expenses and other assets (2)	$254,070	3.19% to 3.35%	2/10/2015 to 3/19/2015	12/12/2019 to 4/1/2020	$1,752	$958
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2017.
(2) As of December 31, 2016, two of the interest rate swaps with an aggregate outstanding notional amount of $54.1 million were in a liability position with an aggregate fair value balance of $64,000 and are included in deferred rental income and other liabilities in the accompanying condensed consolidated unaudited balance sheets.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2017 and 2016, the amounts reclassified were $363,000 and $611,000, respectively. During the next 12 months, the Company estimates that an additional $316,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2017

Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three months ended March 31, 2017 and 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest. As of March 31, 2017, all derivative instruments were in an asset position. Therefore, there was no termination value as of March 31, 2017. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2017.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2017, the Company had $587.8 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.6% and weighted average years to maturity of 3.2 years. The weighted average years to maturity is computed using the anticipated repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of March 31, 2017 and December 31, 2016 and the debt activity for the three months ended March 31, 2017 (in thousands):

		During the Three Months Ended March 31, 2017
	Balance as of December 31, 2016	Debt Issuance, Net (1)	Repayments	Accretion	Balance as of March 31, 2017
Fixed rate debt	$295,545	$—	$—	$—	$295,545
Credit facility	208,000	93,500	(7,000)	—	294,500
Total debt	503,545	93,500	(7,000)	—	590,045
Deferred costs (2)	(2,393)	—	—	154	(2,239)
Total debt, net	$501,152	$93,500	$(7,000)	$154	$587,806
______________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility.
As of March 31, 2017, the fixed rate debt outstanding of $295.5 million included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to October 2023. As of March 31, 2017, the fixed rate debt had a weighted average interest rate of 4.1%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $488.5 million as of March 31, 2017. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
The Company has an amended, unsecured credit facility (the “Credit Facility”), with JPMorgan Chase, Bank N.A. (“JPMorgan Chase”), as administrative agent under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan (the “Term Loan”) and up to $200.0 million in revolving loans (the “Revolving Loans”). The Revolving Loans mature on December 12, 2018; however, the Company may elect to extend the maturity date of such loans to December 12, 2019, subject to satisfying certain conditions described in the Credit Agreement. The Term Loan matures on December 12, 2019.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2017

Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), multiplied by the statutory reserve rate (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.60% to 2.20%, or (ii) a base rate, ranging from 0.60% to 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of March 31, 2017, the Revolving Loans outstanding totaled $94.5 million at a weighted average interest rate of 2.7%, and the Term Loan outstanding totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of March 31, 2017, the all-in rate for the Swapped Term Loan was 3.2%. The Company had $100.6 million in unused capacity, subject to borrowing availability, as of March 31, 2017.
During the year ended December 31, 2016, the Company entered into a modification agreement to the Credit Agreement, which removed the provision of the Credit Agreement that the maturity date of the outstanding loans would be September 30, 2017 if the Company did not reach $1.0 billion in total asset value, as defined in the Credit Agreement, prior to March 31, 2016.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio equal to or less than 40%. The Company believes it was in compliance with the financial covenants under the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of March 31, 2017.
On January 27, 2016, Moody’s Investors Services, Inc. downgraded the debt of Freeport Mineral Corporation (“Freeport”), a wholly-owned subsidiary of Freeport-McMoRan Inc. and one of the Company’s tenants at a multi-tenant commercial property that is 99% leased to Freeport (the “Freeport Property”). The Freeport Property collateralizes a loan in the principal amount of $71.5 million (the “Freeport Loan”). The Freeport Loan originally provided that in the event Freeport’s credit rating is downgraded below certain thresholds, the Company’s cash flow in excess of approved operating expenses, management fees and debt service payments from Freeport’s lease payments would be swept to a cash management account to be held in reserve for approved leasing expenses. On February 5, 2016, the Company entered into a modification agreement to the Freeport Loan to provide that the lender would accept a letter of credit in lieu of any cash sweep related to the Freeport Loan, and the Company issued a letter of credit for $4.9 million (the “Letter of Credit”). Pursuant to the Letter of Credit, Freeport’s credit rating must be upgraded above certain thresholds before the Company can be released from the Letter of Credit. As of March 31, 2017, the Letter of Credit was still outstanding.
NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,598	$2,608
Accrued capital expenditures	$2,280	$—
Change in fair value of interest rate swaps	$858	$(4,704)
Common stock issued through distribution reinvestment plan	$5,488	$3,677
Accrued distribution and stockholder servicing fees due to affiliates	$892	$—
Supplemental Cash Flow Disclosures:
Interest paid	$4,738	$5,104

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2017

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
Selling commissions and dealer manager fees
In connection with the Offering, which was terminated on September 17, 2016, CCC, the Company’s dealer manager, which is affiliated with CCI II Advisors, received selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. CCC reallowed 100% of selling commissions earned to participating broker-dealers. In addition, up to 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares before reallowance to participating broker-dealers was paid to CCC as a dealer manager fee, all or a portion of which was reallowed to participating broker-dealers in CCC’s sole discretion. No selling commissions or dealer manager fees were paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering.
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
Distribution and stockholder servicing fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares that were sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC was recognized at the time each Class T Share was sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the transfer agent, on behalf of the Company, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 7.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP portion of the Offering; (iii) the fifth anniversary of the last

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2017

day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP portion of the Offering) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.
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
Advisory fees and expenses
The Company pays CCI II Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which, for those assets acquired prior to January 1, 2017, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2016, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2016, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
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
Disposition fees
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CCI II Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three months ended March 31, 2017 and 2016, no disposition fees were incurred for any such services provided by CCI II Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Advisors will be

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2017

entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CCI II Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2017 and 2016, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2017		2016
Selling commissions	$—		$4,992
Dealer manager fees	$—		$1,779
Other organization and offering costs	$—		$1,853
Distribution and stockholder servicing fees	$48	(1)	$—
Acquisition fees and expenses	$1,972		$121
Advisory fees and expenses	$2,501		$1,844
Operating expenses	$465		$550
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $892,000, which is included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 – Summary of Significant Accounting Policies.

Due to Affiliates
As of March 31, 2017 and December 31, 2016, $1.8 million and $2.5 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to, CCI II Advisors or its affiliates. The amounts are primarily for advisory and operating fees and expenses and distribution and stockholder servicing fees payable to CCC. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets for such periods.
Transactions
The Company incurred $197,000 of interest expense related to a subordinated loan with an affiliate of the Company’s advisor (the “Series C Loan”) during the three months ended March 31, 2016. The Company did not incur any interest expense related to the Series C Loan during the three months ended March 31, 2017, as the Series C Loan was repaid in full on its maturity date of June 30, 2016.
NOTE 10 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CCI II Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CCI II Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 11 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2017:
Redemption of Shares of Common Stock
Subsequent to March 31, 2017, the Company redeemed approximately 177,000 shares for $1.8 million at an average per share price of $10.04 pursuant to the Company’s share redemption program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated unaudited financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT II), Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple-net or double-net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.
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
We ceased issuing shares in the Offering on September 17, 2016, but will continue to issue Class A Shares and Class T Shares under the DRIP Offering until a liquidity event occurs, such as the listing of our shares on a national securities exchange or the sale of our company, or the DRIP Offering is otherwise terminated by the Board. We expect that property acquisitions in 2017 and future periods will be funded by secured or unsecured borrowings from banks and other lenders, proceeds from our DRIP Offering, cash flows from operations and the strategic sale of properties and other investments.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 89% and 90% of total revenue for the three months ended March 31, 2017 and 2016, respectively. As 100% of our rentable square feet was under lease as of March 31, 2017, with a weighted average remaining lease term of 10.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for additional information regarding a credit downgrade for one of our tenants.
Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired three properties for an aggregate purchase price of $93.5 million.

•	Issued approximately 549,000 shares of common stock in the DRIP Offering for proceeds of $5.5 million.

•	Total debt increased by $86.5 million, from $503.5 million to $590.0 million.

Portfolio Information
As of March 31, 2017, we owned 37 properties comprising 11.2 million rentable square feet of commercial space located in 19 states, which were 100% leased with a weighted average remaining lease term of 10.6 years. As of March 31, 2017, three of our tenants, Keurig Green Mountain, Amazon, and Freeport-McMoRan, accounted for 13%, 12%, and 10%, respectively, of our 2017 annualized rental income. As of March 31, 2017, we also had certain geographic concentrations in our property holdings. In particular, as of March 31, 2017, two of our properties were located in Arizona, two properties were located in Massachusetts and four properties were located in Ohio, which accounted for 13%, 13%, and 11%, respectively, of our 2017 annualized rental income. In addition, we had tenants in the manufacturing, logistics, wholesale, retail-internet, and mining and natural resources industries, which comprised 30%, 13%, 13%, 12%, and 10%, respectively, of our 2017 annualized rental income. The following table shows the property statistics of our real estate assets as of March 31, 2017 and 2016:

	March 31,
	2017	2016
Number of commercial properties	37	30
Rentable square feet (in thousands)	11,174	9,104
Percentage of rentable square feet leased	100%	100%
Percentage of investment-grade tenants (1)	55.9%	44.8%
____________________________________

(1)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”). The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.

The following table summarizes our real estate investment activity during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Commercial properties acquired	3	—
Purchase price of acquired properties (in thousands)	$93,465	$—
Rentable square feet (in thousands)	483	—
Results of Operations
The following table provides summary information about our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		2017 vs 2016 Increase (Decrease)
	2017	2016
Total revenues	$25,144	$20,120	$5,024
General and administrative expenses	$1,095	$1,225	$(130)
Property operating expenses	$1,403	$944	$459
Real estate tax expenses	$1,956	$1,698	$258
Advisory fees and expenses	$2,501	$1,843	$658
Acquisition-related fees and expenses	$2,186	$148	$2,038
Depreciation and amortization	$9,370	$7,535	$1,835
Operating income	$6,633	$6,727	$(94)
Interest expense and other, net	$5,393	$5,239	$154
Net income	$1,240	$1,488	$(248)
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.

The increase in revenue of $5.0 million during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of seven rental income-producing properties subsequent to March 31, 2016. Rental income from net leased commercial properties accounted for 89% and 90% of our total revenue for the three months ended March 31, 2017 and 2016, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $2.8 million of tenant reimbursement income during the three months ended March 31, 2017, compared to $2.1 million during the same period in 2016.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, accounting fees and unused fees on the Credit Facility.
The decrease in general and administrative expenses of $130,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to decreased operating expense reimbursements to our advisor as a result of the change in the timing of when certain expense allocations are performed.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $459,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition and management of seven additional rental income-producing properties subsequent to March 31, 2016.
Real Estate Tax Expenses
The increase in real estate tax expenses of $258,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of seven additional rental income-producing properties subsequent to March 31, 2016.
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
The increase in advisory fees and expenses of $658,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to an increase in our average invested assets to $1.3 billion for the three months ended March 31, 2017, compared to $916.0 million during the three months ended March 31, 2016.
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
The increase in acquisition-related fees and expenses of $2.0 million during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of three properties for an aggregate purchase price of $93.5 million during the three months ended March 31, 2017, compared to no property purchases during the three months ended March 31, 2016.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $1.8 million during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of seven additional rental income-producing properties subsequent to March 31, 2016.

Interest Expense and Other, Net
The increase in interest expense and other, net of $154,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to an increase in the average aggregate amount of debt outstanding to $546.8 million during the three months ended March 31, 2017, compared to an average outstanding debt balance of $507.4 million for the three months ended March 31, 2016.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 29 same store properties for the three months ended March 31, 2017 increased $285,000 to $15.5 million, compared to $15.2 million for the three months ended March 31, 2016. The same store properties were 100% occupied as of March 31, 2017 and March 31, 2016. The following table shows the contract rental revenue from properties owned for both of the entire three months ended March 31, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended March 31,		Increase (Decrease)
Contract rental revenue		2017	2016	$ Change	% Change
“Same store” properties	29	$15,497	$15,212	$285	2%
“Non-same store” properties	8	4,859	758	4,101	541%
Total contract rental revenue	37	20,356	15,970	4,386	27%

Straight-line rental income		1,413	1,259	154	12%
Amortization(1)		562	792	(230)	(29)%
Rental income – as reported		$22,331	$18,021	$4,310	24%
______________________
(1) Includes amortization of above- and below-market lease intangibles.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001726027 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on September 30, 2017. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on September 30, 2017, equal to $0.001726027 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of March 31, 2017, we had distributions payable of $3.6 million.
During the three months ended March 31, 2017 and 2016, we paid distributions of $10.4 million and $6.7 million, respectively, including $5.5 million and $3.7 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2017 and 2016 was $9.8 million and $7.3 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million and $148,000, respectively, in accordance with GAAP. We treat our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $2.2 million. Our distributions paid during the three months ended March 31, 2017, including shares issued pursuant to the DRIP Offering, were funded by cash flows from operations of $9.8 million, or 94%, and proceeds from the Offering of $628,000, or 6%. Our distributions paid during the three months ended March 31, 2016 were fully funded by net cash provided by operating activities.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations, including a one-year holding period. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. During the three months ended March 31, 2017, we received valid redemption requests under our share redemption program totaling approximately 177,000 shares, all of which were redeemed subsequent to March 31, 2017 for $1.8 million at an average redemption price of $10.04 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP Offering.
Liquidity and Capital Resources
General
We expect to utilize cash flows from operations and future proceeds from secured or unsecured financing and funds from the DRIP Offering to fund certain capital expenditures, including tenant improvements, and for operating expenses, distributions to stockholders, general corporate uses and future property acquisitions. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties.
On August 25, 2016, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP Offering. We will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by the Board, which is currently $10.32 per share for both Class A Shares and Class T Shares as of December 31, 2016.
Our Credit Facility with JPMorgan Chase, as administrative agent, provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan and up to $200.0 million in revolving loans. As of March 31, 2017, we had $100.6 million in unused capacity under the Credit Facility, subject to borrowing availability. As of March 31, 2017, we also had cash and cash equivalents of $3.4 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, interest and principal on current and any future debt financings and certain capital expenditures. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of capital expenditures, operating expenses, distributions and redemptions to stockholders, interest and principal on any current and future indebtedness and future property acquisitions. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations, secured or unsecured borrowings from banks and other lenders and the DRIP Offering.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the DRIP Offering, borrowings on our Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the DRIP Offering or debt financings will be used to fund certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders.

Contractual Obligations
As of March 31, 2017, we had $590.0 million of debt outstanding with a weighted average interest rate of 3.6%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$295,545	$—	$21,670	$216,895	$56,980
Interest payments – fixed rate debt (2)	47,893	12,148	24,260	8,408	3,077
Principal payments – Credit Facility	294,500	—	294,500	—	—
Interest payments – Credit Facility (3)	21,606	8,952	12,654	—	—
Total	$659,544	$21,100	$353,084	$225,303	$60,057
____________________________________

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of March 31, 2017, we had $54.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.2% as of March 31, 2017, which is the fixed rate under the interest rate swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 2.7% as of December 31, 2016.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2017 through March 31, 2017, is based on the purchase price. As of March 31, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 49.7% and our ratio of debt to the fair market value of our gross assets was 45.4%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 49.4%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated unaudited balance sheet, to net debt as of March 31, 2017 (in thousands):

Balance as of March 31, 2017
Credit facility and notes payable, net	$587,806
Deferred costs	2,239
Less: Cash and cash equivalents	(3,427)
Net debt	$586,618

Gross real estate assets, net (1)	$1,187,636
Net debt leverage ratio	49.4%
______________________
(1) Net of gross intangible lease liabilities.

Cash Flow Analysis
Operating Activities. During the three months ended March 31, 2017, net cash provided by operating activities increased by $2.5 million to $9.8 million, compared to $7.3 million for the three months ended March 31, 2016. The change was primarily due to an increase in depreciation and amortization of $2.1 million and a net increase in working capital accounts of $821,000, offset by a decrease in net income of $248,000. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $90.2 million to $93.6 million for the three months ended March 31, 2017, compared to $3.4 million for the three months ended March 31, 2016. The increase resulted primarily from the purchase of three properties for an aggregate purchase price of $93.5 million during the three months ended March 31, 2017, compared to no property purchases during the three months ended March 31, 2016.
Financing Activities. Net cash provided by financing activities increased by $81.8 million to $80.2 million for the three months ended March 31, 2017, compared to net cash used in financing activities of $1.6 million for the three months ended March 31, 2016. The change was primarily due to an increase in net borrowings of $164.2 million, offset by an increase in distributions to investors of $1.8 million and a decrease in proceeds from the issuance of common stock, net of offering costs, of $79.1 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016 and related notes thereto.
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
Conflicts of Interest
Affiliates of CCI II Advisors act as an advisor to, and our chief executive officer and our chief financial officer act as executive officers and/or directors of, Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc., Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Office & Industrial REIT (CCIT III), Inc., and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CCI II Advisors. As such, there are conflicts of interest where CCI II Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CCI II Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2017, we had $94.5 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2017, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $473,000 per year.
As of March 31, 2017, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate fair value of the net derivative asset of $1.8 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2017, an increase of 50 basis points in interest rates would result in a change of $3.2 million to the fair value of the net derivative asset, resulting in a net derivative asset of $5.0 million. A decrease of 50 basis points in interest rates would result in a change of $3.4 million to the fair value of the net derivative asset, resulting in a net derivative liability of $1.6 million.
As the information presented above includes only those exposures that existed as of March 31, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings, proceeds from asset sales or the sale of securities in the Offerings or future offerings, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of our stockholders’ investment in our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in the Offerings or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause investors to experience dilution. This may negatively impact the value of our stockholders’ investment in our common stock.
During the three months ended March 31, 2017, we paid distributions of $10.4 million, including $5.5 million through the issuance of shares pursuant to the DRIP Offering. Net cash provided by operating activities for the three months ended March 31, 2017 was $9.8 million, and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million in accordance with GAAP. We treat our real estate acquisition-related fees and expenses as funded by proceeds from the Offerings, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $2.2 million. Our distributions paid during the three months ended March 31, 2017, including shares issued pursuant to the DRIP Offering, were funded by cash flows from operations of $9.8 million, or 94%, and proceeds from the Offerings of $628,000, or 6%. Our distributions paid during the three months ended March 31, 2016 were fully funded by net cash provided by operating activities.
During the year ended December 31, 2016, we paid distributions of $35.1 million, including $18.8 million through the issuance of shares pursuant to the DRIP portion of the Offering and the DRIP Offering. Net cash provided by operating activities for the year ended December 31, 2016 was $30.2 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $4.8 million, in accordance with GAAP. We treat our real estate acquisition-related fees and expenses as funded by proceeds from the Offerings, including proceeds from the DRIP portion of the Offering and the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2016 are considered a source of our distributions to the extent that real estate acquisition-related fees and expenses have reduced net cash flows provided by operating activities. As such, the distributions for the year ended December 31, 2016 were covered by net cash provided by operating activities of $30.2 million, or 86%, and proceeds from the issuance of common stock of $4.9 million, or 14%, including proceeds from prior periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2017, we had issued approximately 68.4 million shares of our common stock in the Offerings for gross offering proceeds of $688.7 million ($662.7 million in Class A Shares and $26.0 million in Class T Shares), before offering costs, selling commissions and dealer manager fees of $66.2 million, out of which we paid $52.5 million in selling commissions and dealer manager fees and $13.7 million in organization and offering costs to CCI II Advisors or its affiliates. In addition, we pay a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in an amount equal to 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and borrowing proceeds, we acquired $1.2 billion in real estate and related assets and incurred acquisition costs of $29.3 million, including $24.6 million in acquisition fees and expense reimbursements to CCI II Advisors.

We ceased issuing shares in the Offering on September 17, 2016. The unsold Class A Shares and Class T Shares of $2.3 billion in the aggregate were subsequently deregistered. In addition, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP Offering pursuant to a Registration Statement on Form S-3 (Registration No. 333-213306), which was filed with the SEC on August 25, 2016 and automatically became effective with the SEC upon filing. We will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by the Board, which is currently $10.32 per share for both Class A Shares and Class T Shares. Through May 9, 2017, we have sold approximately 1.5 million shares of our common stock in the DRIP Offering for gross offering proceeds of $14.8 million ($14.2 million in Class A Shares and $550,000 in Class T Shares).
The Board has adopted a share redemption program that permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations described in the Registration Statement. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate the share redemption program at any time upon 30 days’ notice. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid.
In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2017, we redeemed shares, including those redeemable due to death, as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 – January 31, 2017
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
February 1, 2017 – February 28, 2017
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
March 1, 2017 – March 31, 2017
	Class A Shares	132,981	$9.78	132,981	(1)
	Class T Shares	—	$—	—	(1)
Total		132,981		132,981	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
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
(Principal Financial Officer)
Date: May 11, 2017

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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