Form 10-Q
period 2017-06-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2017-08-11
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2017, there were approximately 65.3 million shares of Class A common stock, par value $0.01 per share, and 2.5 million shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$102,175	$92,248
Buildings and improvements	996,748	912,830
Intangible lease assets	122,308	114,183
Total real estate investments, at cost	1,221,231	1,119,261
Less: accumulated depreciation and amortization	(80,688)	(61,939)
Total real estate investments, net	1,140,543	1,057,322
Cash and cash equivalents	2,959	6,993
Restricted cash	1,415	3,443
Rents and tenant receivables	21,219	18,124
Derivative assets, prepaid expenses and other assets	1,816	1,665
Deferred costs, net	1,156	1,537
Total assets	$1,169,108	$1,089,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$589,461	$501,152
Accounts payable and accrued expenses	7,382	6,146
Due to affiliates	1,203	2,490
Intangible lease liabilities, net	24,940	26,112
Distributions payable	3,501	3,566
Deferred rental income and other liabilities	5,434	4,364
Total liabilities	631,921	543,830
Commitments and contingencies
Redeemable common stock	33,010	25,001
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 65,428,544 and 64,688,321 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	654	647
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,488,630 and 2,447,532 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	25	24
Capital in excess of par value	583,282	583,297
Accumulated distributions in excess of earnings	(81,183)	(64,609)
Accumulated other comprehensive income	1,399	894
Total stockholders’ equity	504,177	520,253
Total liabilities, redeemable common stock and stockholders’ equity	$1,169,108	$1,089,084
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$22,876	$18,541	$45,207	$36,562
Tenant reimbursement income	2,406	2,208	5,219	4,307
Total revenues	25,282	20,749	50,426	40,869
Operating expenses:
General and administrative	1,176	1,265	2,271	2,490
Property operating	1,007	1,286	2,410	2,230
Real estate tax	2,099	1,667	4,055	3,365
Advisory fees and expenses	2,561	2,105	5,062	3,948
Acquisition-related	28	3,162	2,214	3,310
Depreciation and amortization	9,489	7,631	18,859	15,166
Total operating expenses	16,360	17,116	34,871	30,509
Operating income	8,922	3,633	15,555	10,360
Other income (expense):
Interest expense and other, net	(5,714)	(5,005)	(11,107)	(10,244)
Net income (loss)	$3,208	$(1,372)	$4,448	$116

Class A Common Stock:
Net income (loss)	$3,139	$(1,369)	$4,380	$117
Basic and diluted weighted average number of common shares outstanding	65,312,879	55,967,478	65,136,799	50,905,976
Basic and diluted net income (loss) per common share	$0.05	$(0.02)	$0.07	$0.00
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31

Class T Common Stock:
Net income (loss)	$69	$(3)	$68	$(1)
Basic and diluted weighted average number of common shares outstanding	2,481,772	63,027	2,471,673	31,513
Basic and diluted net income (loss) per common share	$0.03	$(0.04)	$0.03	$(0.03)
Distributions declared per common share	$0.16	$0.08	$0.31	$0.08
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$3,208	$(1,372)	$4,448	$116
Other comprehensive (loss) income:
Unrealized loss on interest rate swaps	(575)	(2,059)	(80)	(7,374)
Amount of loss reclassified from other comprehensive (loss) income into income as interest expense	222	583	585	1,194
Total other comprehensive (loss) income	(353)	(1,476)	505	(6,180)
Total comprehensive income (loss)	$2,855	$(2,848)	$4,953	$(6,064)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	64,688,321	$647	2,447,532	$24	$583,297	$(64,609)	$894	$520,253
Issuance of common stock	1,050,067	10	41,098	1	11,073	—	—	11,084
Distributions to investors	—	—	—	—	—	(21,022)	—	(21,022)
Redemptions and cancellations of common stock	(309,844)	(3)	—	—	(3,079)	—	—	(3,082)
Changes in redeemable common stock	—	—	—	—	(8,009)	—	—	(8,009)
Comprehensive income	—	—	—	—	—	4,448	505	4,953
Balance, June 30, 2017	65,428,544	$654	2,488,630	$25	$583,282	$(81,183)	$1,399	$504,177
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,448	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	17,749	13,968
Amortization of deferred financing costs	703	663
Straight-line rental income	(2,800)	(2,866)
Changes in assets and liabilities:
Rents and tenant receivables	(295)	(352)
Prepaid expenses and other assets	290	178
Accounts payable and accrued expenses	(156)	(919)
Deferred rental income and other liabilities	1,134	291
Due to affiliates	(1,189)	(47)
Net cash provided by operating activities	19,884	11,032
Cash flows from investing activities:
Investment in real estate assets	(93,465)	(144,068)
Real estate developments and capital expenditures	(7,278)	(691)
Payment of property escrow deposits	(1,600)	(2,216)
Refund of property escrow deposits	1,600	2,500
Change in restricted cash	2,028	375
Net cash used in investing activities	(98,715)	(144,100)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	170,531
Distribution and stockholder servicing fees paid	(98)	—
Offering costs on issuance of common stock	—	(16,780)
Redemptions of common stock	(3,082)	(2,634)
Distributions to investors	(10,003)	(6,957)
Proceeds from credit facility and notes payable	103,000	130,000
Repayments of credit facility and notes payable	(15,000)	(107,749)
Repayment of line of credit with affiliate	—	(30,000)
Change in escrowed investor proceeds	—	(138)
Deferred financing costs paid	(20)	(197)
Net cash provided by financing activities	74,797	136,076
Net (decrease) increase in cash and cash equivalents	(4,034)	3,008
Cash and cash equivalents, beginning of period	6,993	18,060
Cash and cash equivalents, end of period	$2,959	$21,068
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2017

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
On April 11, 2016, the Company announced that the Board established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $10.00 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result, effective April 11, 2016, the Company revised the offering price for shares pursuant to the primary offering portion of the Offering to be $10.99 per share (representing the $10.00 estimated per share NAV plus applicable selling commissions and dealer manager fees) and revised the offering price of shares pursuant to the Original DRIP to be $10.00 per share (the estimated per share NAV). In connection with Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1.0 billion, of the $2.5 billion in shares that made up the primary portion of the Offering, in Class T Shares at a price of $10.53 per share in the primary portion of the Offering (representing the $10.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the Class T Shares), along with up to $1.5 billion in Class A Shares at a price of $10.99 per share in the primary portion of the Offering. The Company also began offering Class T Shares pursuant to the DRIP at a price of $10.00 per share, along with Class A Shares pursuant to the DRIP at a price of $10.00 per share.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2017

The Company ceased issuing shares in the Offering on September 17, 2016. The unsold Class A Shares and Class T Shares of $2.3 billion in the aggregate were subsequently deregistered. In addition, the Company registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP pursuant to a Registration Statement on Form S-3 (Registration No. 333-213306), which was filed with the SEC on August 25, 2016 and automatically became effective with the SEC upon filing (the “DRIP Offering” and collectively with the Offering, the “Offerings”). The Company has continued to issue Class A Shares and Class T Shares under the DRIP Offering.
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
In determining the estimated per share NAVs as of February 29, 2016 and December 31, 2016, the Board considered information and analysis, including valuation materials that were provided by a third-party valuation expert, information provided by CCI II Advisors, and the estimated per share NAV recommendation made by the valuation committee of the Board, which committee is comprised entirely of independent directors. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
As of June 30, 2017, the Company had issued approximately 69.0 million shares of common stock in the Offerings for gross offering proceeds of $694.3 million ($668.2 million in Class A Shares and $26.1 million in Class T Shares) before offering costs, selling commissions, and dealer manager fees of $66.2 million. In addition, as of June 30, 2017, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $177,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $842,000. As of June 30, 2017, the Company owned 37 properties, comprising approximately 11.2 million rentable square feet of income-producing necessity corporate office and industrial properties located in 19 states. As of June 30, 2017, the rentable square feet at these properties was 100% leased.
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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out real estate developments and capital expenditures from investment in real estate assets in the Company’s condensed consolidated unaudited statements of cash flows. This reclassification had no effect on previously reported totals or subtotals.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2017

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
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, including acquisition-related fees and certain acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance costs are expensed as incurred. In April 2017, the Company early adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company expects its future acquisitions to qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions will be capitalized. Prior to the adoption of ASU 2017-01, all acquisition-related fees and expenses were expensed as incurred. All of the Company’s acquisitions to date have been accounted for as business combinations.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2017 or 2016.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2017 or December 31, 2016.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price, including acquisition-related fees and certain acquisition-related expenses after the adoption of ASU 2017-01, to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2017

buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings, fixtures and improvements and are depreciated over their respective useful lives. The Company capitalized $53,000 of interest expense associated with development projects for the six months ended June 30, 2017. No interest expense associated with development projects was capitalized for the six months ended June 30, 2016.
Restricted Cash
The Company had $1.4 million and $3.4 million in restricted cash as of June 30, 2017 and December 31, 2016, respectively. Included in restricted cash was $1.3 million and $3.3 million held by lenders in lockbox accounts as of June 30, 2017 and December 31, 2016, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $143,000 and $120,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of June 30, 2017 and December 31, 2016, respectively.
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
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of June 30, 2017 and December 31, 2016, the Company did not have an allowance for uncollectible accounts.
Earnings Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2017 or 2016.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2017

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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification  (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. Once ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which, as discussed below, sets forth principles for the recognition, measurement, presentation and disclosure of leases, goes into effect, ASU 2014-09 may apply to non-lease components in the lease agreements.
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance; however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption. The Company’s implementation team has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2017

prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt ASU 2016-18 during the fourth quarter of 2017 and apply the standard retrospectively for all periods presented. The Company does not expect it will have a material impact on its consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) requires entities to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2017, the estimated fair value of the Company’s debt was $595.9 million, compared to the carrying value of $591.5 million. The estimated fair value of the Company’s debt was $503.0 million as of December 31, 2016, compared to the carrying value on that date of $503.5 million.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2017

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2017 and as of December 31, 2016 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$1,399	$—	$1,399	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$958	$—	$958	$—
Financial liabilities:
Interest rate swaps	$(64)	$—	$(64)	$—
NOTE 4 — REAL ESTATE INVESTMENTS
2017 Property Acquisitions
During the six months ended June 30, 2017, the Company acquired three properties for an aggregate purchase price of $93.5 million (the “2017 Acquisitions”). The 2017 Acquisitions were all acquired prior to the adoption of ASU 2017-01 in April 2017 and thus were accounted for as business combinations.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2017

The Company funded the 2017 Acquisitions with net proceeds from the Offerings and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocations, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the preliminary purchase price allocations for the 2017 Acquisitions (in thousands):

2017 Acquisitions
Land	$9,927
Buildings and improvements	75,244
Acquired in-place leases (1)	8,294
Total purchase price	$93,465
______________________

(1)	The weighted average amortization period for acquired in-place leases is 14.1 years for the 2017 Acquisitions.
The Company recorded revenue for the three and six months ended June 30, 2017 of $2.0 million and $3.0 million, respectively, and net income of $985,000 and a net loss of $624,000 for the three and six months ended June 30, 2017, respectively, related to the 2017 Acquisitions.
The following table summarizes selected financial information of the Company as if all of the 2017 Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma basis:
Revenue	$25,282	$22,699	$51,315	$44,769
Net income (loss)	$3,208	$(983)	$5,850	$(1,194)
The pro forma information for the six months ended June 30, 2017 was adjusted to exclude $2.1 million of acquisition-related fees and expenses recorded during the period related to the 2017 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the six months ended June 30, 2016.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
Development Project
During the six months ended June 30, 2017, the Company capitalized expenses associated with the expansion of an existing property of $8.6 million as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress will be transferred to buildings, fixtures and improvements and will be depreciated over their respective useful lives.
2016 Property Acquisitions
During the six months ended June 30, 2016, the Company acquired two properties for an aggregate purchase price of $144.1 million (the “2016 Acquisitions”). The Company accounted for the 2016 Acquisitions as business combinations.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2017

The Company funded the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the preliminary purchase price allocations for acquisitions purchased during the six months ended June 30, 2016 (in thousands):

2016 Acquisitions
Land	$17,176
Buildings and improvements	119,030
Acquired in-place leases (1)	7,862
Total purchase price	$144,068
______________________

(1)	The weighted average amortization period for acquired in-place leases is 14.2 years for the 2016 Acquisitions.
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
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the six months ended June 30, 2017. As of June 30, 2017, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets as of
	Balance Sheet Location	June 30, 2017				June 30, 2017	December 31, 2016
Interest Rate Swaps	Derivative assets, prepaid expenses and other assets (2)	$254,070	3.29% to 3.35%	2/10/2015 to 3/19/2015	12/12/2019 to 4/1/2020	$1,399	$958
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2017.
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
June 30, 2017

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended June 30, 2017 and 2016, the amounts reclassified were $222,000 and $583,000, respectively, and for the six months ended June 30, 2017 and 2016, the amounts reclassified were $585,000 and $1.2 million, respectively. During the next 12 months, the Company estimates that an additional $4,000 will be reclassified from other comprehensive (loss) income as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the six months ended June 30, 2017 and 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest. As of June 30, 2017, all derivative instruments were in an asset position. Therefore, there was no termination value as of June 30, 2017. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2017.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of June 30, 2017, the Company had $589.5 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.7% and weighted average years to maturity of 2.9 years. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement.
The following table summarizes the debt balances as of June 30, 2017 and December 31, 2016 and the debt activity for the six months ended June 30, 2017 (in thousands):

		During the Six Months Ended June 30, 2017
	Balance as of December 31, 2016	Debt Issuance, Net (1)	Repayments	Accretion	Balance as of June 30, 2017
Fixed rate debt	$295,545	$—	$—	$—	$295,545
Credit facility	208,000	103,000	(15,000)	—	296,000
Total debt	503,545	103,000	(15,000)	—	591,545
Deferred costs (2)	(2,393)	—	—	309	(2,084)
Total debt, net	$501,152	$103,000	$(15,000)	$309	$589,461
______________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2017

As of June 30, 2017, the fixed rate debt outstanding of $295.5 million included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to October 2023. As of June 30, 2017, the fixed rate debt had a weighted average interest rate of 4.1%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $488.5 million as of June 30, 2017. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), multiplied by the statutory reserve rate (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.60% to 2.20%, or (ii) a base rate, ranging from 0.60% to 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of June 30, 2017, the Revolving Loans outstanding totaled $96.0 million at a weighted average interest rate of 3.1%, and the Term Loan outstanding totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of June 30, 2017, the all-in rate for the Swapped Term Loan was 3.3%. The Company had $99.1 million in unused capacity, subject to borrowing availability, as of June 30, 2017.
During the year ended December 31, 2016, the Company entered into a modification agreement to the Credit Agreement, which removed the provision of the Credit Agreement that the maturity date of the outstanding loans would be September 30, 2017 if the Company did not reach $1.0 billion in total asset value, as defined in the Credit Agreement, prior to March 31, 2016.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio equal to or less than 40%. The Company believes it was in compliance with the financial covenants under the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of June 30, 2017.
On January 27, 2016, Moody’s Investors Services, Inc. downgraded the debt of Freeport Mineral Corporation (“Freeport”), a wholly-owned subsidiary of Freeport-McMoRan Inc. and one of the Company’s tenants at a multi-tenant commercial property that is 99% leased to Freeport (the “Freeport Property”). The Freeport Property collateralizes a loan in the principal amount of $71.5 million (the “Freeport Loan”). The Freeport Loan originally provided that in the event Freeport’s credit rating is downgraded below certain thresholds, the Company’s cash flow in excess of approved operating expenses, management fees and debt service payments from Freeport’s lease payments would be swept to a cash management account to be held in reserve for approved leasing expenses. On February 5, 2016, the Company entered into a modification agreement to the Freeport Loan to provide that the lender would accept a letter of credit in lieu of any cash sweep related to the Freeport Loan, and the Company issued a letter of credit for $4.9 million (the “Letter of Credit”). Pursuant to the Letter of Credit, Freeport’s credit rating must be upgraded above certain thresholds before the Company can be released from the Letter of Credit. As of June 30, 2017, the Letter of Credit was still outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2017

NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,501	$3,007
Accrued capital expenditures	$1,684	$17
Change in fair value of interest rate swaps	$505	$(6,180)
Common stock issued through distribution reinvestment plan	$11,084	$8,168
Change in accrued distribution and stockholder servicing fees due to affiliates	$—	$131
Supplemental Cash Flow Disclosures:
Interest paid	$10,167	$9,768
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
June 30, 2017

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
Acquisition fees and expenses
The Company pays CCI II Advisors or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI II Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company.
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
June 30, 2017

period. The Company will not reimburse CCI II Advisors or its affiliates for the salaries and benefits paid to personnel in connection with the services for which CCI II Advisors or its affiliates receive acquisition fees, and the Company will not reimburse CCI II Advisors for salaries and benefits paid to the Company’s executive officers.
Disposition fees
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CCI II Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and six months ended June 30, 2017 and 2016, no disposition fees were incurred for any such services provided by CCI II Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CCI II Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2017 and 2016, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling commissions	$—	$4,400	$—	$9,392
Dealer manager fees	$—	$1,677	$—	$3,456
Other organization and offering costs	$—	$1,773	$—	$3,626
Distribution and stockholder servicing fees (1)	$50	$1	$98	$1
Acquisition fees and expenses	$25	$3,014	$1,997	$3,135
Advisory fees and expenses	$2,561	$2,104	$5,062	$3,948
Operating expenses	$365	$532	$830	$1,082
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $842,000, which is included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2017

Due to Affiliates
As of June 30, 2017 and December 31, 2016, $1.2 million and $2.5 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to, CCI II Advisors or its affiliates. The amounts are primarily for distribution and stockholder servicing fees payable to CCC and advisory and operating fees and expenses. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets for such periods.
Transactions
The Company incurred $197,000 of interest expense related to a subordinated loan with an affiliate of the Company’s advisor (the “Series C Loan”) during the six months ended June 30, 2016. The Company did not incur any interest expense related to the Series C Loan during the six months ended June 30, 2017, as the Series C Loan was repaid in full on its maturity date of June 30, 2016.
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
NOTE 11 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2017:
Redemption of Shares of Common Stock
Subsequent to June 30, 2017, the Company redeemed approximately 474,000 shares for $4.9 million at an average per share price of $10.25 pursuant to the Company’s share redemption program.

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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 90% and 89% of total revenue for the three months ended June 30, 2017 and 2016, respectively, and 90% and 89% of total revenue for the six months ended June 30, 2017 and 2016, respectively. As 100% of our rentable square feet was under lease as of June 30, 2017, with a weighted average remaining lease term of 10.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for additional information regarding a credit downgrade for one of our tenants.
Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired three properties for an aggregate purchase price of $93.5 million.

•	Issued approximately 1.1 million shares of common stock in the DRIP Offering for proceeds of $11.1 million.

•	Total debt increased by $88.0 million, from $503.5 million to $591.5 million.

Portfolio Information
As of June 30, 2017, we owned 37 properties comprising 11.2 million rentable square feet of commercial space located in 19 states, which were 100% leased with a weighted average remaining lease term of 10.3 years. As of June 30, 2017, three of our tenants, Keurig Green Mountain, Amazon, and Freeport-McMoRan, accounted for 13%, 12%, and 10%, respectively, of our 2017 annualized rental income. As of June 30, 2017, we also had certain geographic concentrations in our property holdings. In particular, as of June 30, 2017, two of our properties were located in Arizona, two properties were located in Massachusetts and four properties were located in Ohio, which accounted for 13%, 13%, and 11%, respectively, of our 2017 annualized rental income. In addition, we had tenants in the manufacturing, logistics, wholesale, retail-internet, and mining and natural resources industries, which comprised 30%, 13%, 13%, 12%, and 10%, respectively, of our 2017 annualized rental income. The following table shows the property statistics of our real estate assets as of June 30, 2017 and 2016:

	June 30,
	2017	2016
Number of commercial properties	37	32
Rentable square feet (in thousands)	11,174	10,432
Percentage of rentable square feet leased	100%	100%
Percentage of investment-grade tenants (1)	55.9%	51.9%
____________________________________

(1)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”). The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.

The following table summarizes our real estate investment activity during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commercial properties acquired	—	2	3	2
Purchase price of acquired properties (in thousands)	$—	$144,068	$93,465	$144,068
Rentable square feet (in thousands)	—	1,329	483	1,329
Results of Operations
The following table provides summary information about our results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		2017 vs 2016 Increase (Decrease)	Six Months Ended June 30,		2017 vs 2016 Increase (Decrease)
	2017	2016		2017	2016
Total revenues	$25,282	$20,749	$4,533	$50,426	$40,869	$9,557
General and administrative expenses	$1,176	$1,265	$(89)	$2,271	$2,490	$(219)
Property operating expenses	$1,007	$1,286	$(279)	$2,410	$2,230	$180
Real estate tax expenses	$2,099	$1,667	$432	$4,055	$3,365	$690
Advisory fees and expenses	$2,561	$2,105	$456	$5,062	$3,948	$1,114
Acquisition-related expenses	$28	$3,162	$(3,134)	$2,214	$3,310	$(1,096)
Depreciation and amortization	$9,489	$7,631	$1,858	$18,859	$15,166	$3,693
Operating income	$8,922	$3,633	$5,289	$15,555	$10,360	$5,195
Interest expense and other, net	$5,714	$5,005	$709	$11,107	$10,244	$863
Net income (loss)	$3,208	$(1,372)	$4,580	$4,448	$116	$4,332
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.

The increase in revenue of $4.5 million and $9.6 million during the three and six months ended ended June 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of five rental income-producing properties subsequent to June 30, 2016. Rental income from net leased commercial properties accounted for 90% and 89% of our total revenue for the three months ended June 30, 2017 and 2016, respectively, and 90% and 89% of total revenue during the six months ended June 30, 2017 and 2016, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $2.4 million and $5.2 million of tenant reimbursement income during the three and six months ended June 30, 2017, respectively, compared to $2.2 million and $4.3 million, respectively, during the same periods in 2016.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, accounting fees and unused fees on the Credit Facility.
The decrease in general and administrative expenses of $89,000 and $219,000 during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to decreased operating expense reimbursements to our advisor as a result of the change in the timing of when certain expense allocations are performed.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The decrease in property operating expenses of $279,000 during the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to decreased repairs and maintenance during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.
The increase in property operating expenses of $180,000 during the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to the acquisition and management of five additional rental income-producing properties subsequent to June 30, 2016, as well as recognizing a full period of property operating expenses on two properties acquired during the three and six months ended June 30, 2016.
Real Estate Tax Expenses
The increase in real estate tax expenses of $432,000 and $690,000 during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of five additional rental income-producing properties subsequent to June 30, 2016, as well as recognizing a full period of real estate tax expenses on two properties acquired during the three and six months ended June 30, 2016.
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
The increase in advisory fees and expenses of $456,000 during the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase in our average invested assets to $1.3 billion for the three months ended June 30, 2017, compared to $1.0 billion during the three months ended June 30, 2016.
The increase in advisory fees and expenses of $1.1 million during the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase in our average invested assets to $1.3 billion for the six months ended June 30, 2017, compared to $958.5 million during the six months ended June 30, 2016.
Acquisition-Related Expenses
We reimburse CCI II Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. In April 2017, we early adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, we expect our acquisitions to qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions will be capitalized. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions, including acquisition fees described below, were expensed as incurred. Prior to April 2017, acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. We also pay CCI II Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate.
The decrease in acquisition-related expenses of $3.1 million during the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to no property purchases during the three months ended June 30, 2017, compared to the acquisition of two properties for an aggregate purchase price of $144.1 million during the three months ended June 30, 2016, which were all accounted for as business combinations.
The decrease in acquisition-related expenses of $1.1 million during the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to the acquisition of three properties for an aggregate purchase price of $93.5 million during the six months ended June 30, 2017, which were all accounted for as business combinations, compared to the acquisition of two properties for an aggregate purchase price of $144.1 million during the six months ended June 30, 2016, which were all accounted for as business combinations.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $1.9 million and $3.7 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of five additional rental income-producing properties subsequent to June 30, 2016, as well as recognizing a full period of depreciation and amortization expenses on two properties acquired during both the three and six months ended June 30, 2016.
Interest Expense and Other, Net
The increase in interest expense and other, net of $709,000 during the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase in the average aggregate amount of debt outstanding to $590.2 million during the three months ended June 30, 2017, compared to an average outstanding debt balance of $482.6 million for the three months ended June 30, 2016.
The increase in interest expense and other, net of $863,000 during the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase in the average aggregate amount of debt outstanding to $583.1 million during the six months ended June 30, 2017, compared to an average outstanding debt balance of $480.0 million for the six months ended June 30, 2016.
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

“Non-same store” properties, as reflected in the table below, includes properties acquired on or after April 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 30 same store properties for the three months ended June 30, 2017 increased $292,000 to $16.3 million, compared to $16.0 million for the three months ended June 30, 2016. The same store properties were 100% occupied as of June 30, 2017 and June 30, 2016. The following table shows the contract rental revenue from properties owned for both of the entire three months ended June 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended June 30,		Increase (Decrease)
		2017	2016	$ Change	% Change
Rental income – as reported		$22,876	$18,541	$4,335	23%
Less: Amortization(1)		548	406	142	35%
Less: Straight-line rental income		1,387	1,607	(220)	(14)%
Total contract rental revenue		20,941	16,528	4,413	27%

Less: “Non-same store” properties	7	4,674	553	4,121	745%
“Same store” properties	30	$16,267	$15,975	$292	1.8%
______________________
(1) Includes amortization of above- and below-market lease intangibles.
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 29 same store properties for the six months ended June 30, 2017 increased $552,000 to $31.0 million compared to $30.5 million for the six months ended June 30, 2016. The same store properties were 100% occupied as of June 30, 2017 and June 30, 2016. The following table shows the contract rental revenue from properties owned for both of the entire six months ended June 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Six Months Ended June 30,		Increase (Decrease)
		2017	2016	$ Change	% Change
Rental income – as reported		$45,207	$36,562	$8,645	24%
Less: Amortization(1)		1,110	1,198	(88)	(7)%
Less: Straight-line rental income		2,800	2,866	(66)	(2)%
Total contract rental revenue		41,297	32,498	8,799	27%

Less: “Non-same store” properties	8	10,266	2,019	8,247	408%
“Same store” properties	29	$31,031	$30,479	$552	1.8%
______________________
(1) Includes amortization of above- and below-market lease intangibles.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001726027 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on December 31, 2017. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on December 31, 2017, equal to $0.001726027 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of June 30, 2017, we had distributions payable of $3.5 million.
During the six months ended June 30, 2017 and 2016, we paid distributions of $21.1 million and $15.1 million, respectively, including $11.1 million and $8.2 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $19.9 million and $11.0 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million and $3.3 million, respectively, in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offerings, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $2.2 million. Our distributions paid during the six months ended June 30, 2017, including shares issued pursuant to the DRIP Offering, were funded by cash flows from operations of $19.9 million, or 94%, and proceeds from the Offerings of $1.2 million, or 6%. Our distributions paid during the six months ended June 30, 2016 were fully funded by net cash provided by operating activities, including cash flows in excess of distributions from the prior year.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations, including a one-year holding period. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. During the six months ended June 30, 2017, we received valid redemption requests under our share redemption program totaling approximately 651,000 shares, of which we redeemed approximately 177,000 shares as of June 30, 2017 for $1.8 million at an average redemption price of $10.04 per share and approximately 474,000 shares subsequent to June 30, 2017 for $4.9 million at an average redemption price of $10.25 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP Offering.
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
Our Credit Facility with JPMorgan Chase, as administrative agent, provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan and up to $200.0 million in revolving loans. As of June 30, 2017, we had $99.1 million in unused capacity under the Credit Facility, subject to borrowing availability. As of June 30, 2017, we also had cash and cash equivalents of $3.0 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, redemptions, interest and principal on current and any future debt financings and certain capital expenditures. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
Contractual Obligations
As of June 30, 2017, we had $591.5 million of debt outstanding with a weighted average interest rate of 3.7%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$295,545	$—	$125,570	$112,995	$56,980
Interest payments – fixed rate debt (2)	44,862	12,148	22,994	7,156	2,564
Principal payments – Credit Facility	296,000	—	296,000	—	—
Interest payments – Credit Facility (3)	20,479	9,576	10,903	—	—
Total	$656,886	$21,724	$455,467	$120,151	$59,544
____________________________________

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2017, we had $54.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.3% as of June 30, 2017, which is the fixed rate under the interest rate swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 3.1% as of June 30, 2017.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2017 through June 30, 2017, is based on the purchase price. As of June 30, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 49.6% and our ratio of debt to the fair market value of our gross assets was 45.5%.

Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of June 30, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 49.4%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated unaudited balance sheet, to net debt as of June 30, 2017 (dollar amounts in thousands):

Balance as of June 30, 2017
Credit facility and notes payable, net	$589,461
Deferred costs	2,084
Less: Cash and cash equivalents	(2,959)
Net debt	$588,586

Gross real estate assets, net (1)	$1,192,131
Net debt leverage ratio	49.4%
______________________
(1) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2017, net cash provided by operating activities increased by $8.9 million to $19.9 million, compared to $11.0 million for the six months ended June 30, 2016. The change was primarily due to the acquisition of five rental-income producing properties subsequent to June 30, 2016, resulting in an increase in net income of $4.3 million, an increase in depreciation and amortization of $3.8 million and a net increase in working capital accounts of $633,000. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $45.4 million to $98.7 million for the six months ended June 30, 2017, compared to $144.1 million for the six months ended June 30, 2016. The decrease resulted primarily from the purchase of three properties for an aggregate purchase price of $93.5 million during the six months ended June 30, 2017, compared to two property purchases for an aggregate purchase price of $144.1 million during the six months ended June 30, 2016, offset by an increase in capital expenditures of $6.6 million.
Financing Activities. Net cash provided by financing activities decreased by $61.3 million to $74.8 million for the six months ended June 30, 2017, compared to $136.1 million for the six months ended June 30, 2016. The change was primarily due to a decrease in proceeds from the issuance of common stock, net of offering costs, of $153.8 million and an increase in distributions to investors of $3.0 million, offset by an increase in net borrowings of $95.7 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of June 30, 2017, we had $96.0 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2017, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $480,000 per year.
As of June 30, 2017, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate fair value of the net derivative asset of $1.4 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2017, an increase of 50 basis points in interest rates would result in a change of $3.0 million to the fair value of the net derivative asset, resulting in a net derivative asset of $4.4 million. A decrease of 50 basis points in interest rates would result in a change of $3.0 million to the fair value of the net derivative asset, resulting in a net derivative liability of $1.6 million.
As the information presented above includes only those exposures that existed as of June 30, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended June 30, 2017, we paid distributions of $21.1 million, including $11.1 million through the issuance of shares pursuant to the DRIP Offering. Net cash provided by operating activities for the six months ended June 30, 2017 was $19.9 million, and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offerings, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $2.2 million. Our distributions paid during the six months ended June 30, 2017, including shares issued pursuant to the DRIP Offering, were funded by cash flows from operations of $19.9 million, or 94%, and proceeds from the Offerings of $1.2 million, or 6%.
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
As of June 30, 2017, we had issued approximately 69.0 million shares of our common stock in the Offerings for gross offering proceeds of $694.3 million ($668.2 million in Class A Shares and $26.1 million in Class T Shares), before offering costs, selling commissions and dealer manager fees of $66.2 million, out of which we paid $52.5 million in selling commissions and dealer manager fees and $13.7 million in organization and offering costs to CCI II Advisors or its affiliates. In addition, we pay a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in an amount equal to 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and borrowing proceeds, we acquired $1.2 billion in real estate and related assets and incurred acquisition costs of $29.3 million, including $24.7 million in acquisition fees and expense reimbursements to CCI II Advisors.

We ceased issuing shares in the Offering on September 17, 2016. The unsold Class A Shares and Class T Shares of $2.3 billion in the aggregate were subsequently deregistered. In addition, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP Offering pursuant to a Registration Statement on Form S-3 (Registration No. 333-213306), which was filed with the SEC on August 25, 2016 and automatically became effective with the SEC upon filing. We will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by the Board, which is currently $10.32 per share for both Class A Shares and Class T Shares. Through August 7, 2017, we have sold approximately 2.0 million shares of our common stock in the DRIP Offering for gross offering proceeds of $20.3 million ($19.5 million in Class A Shares and $762,000 in Class T Shares).
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
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2017, we redeemed shares, including those redeemable due to death, as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 – April 30, 2017
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
May 1, 2017 – May 31, 2017
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
June 1, 2017 – June 30, 2017
	Class A Shares	176,863	$10.04	176,863	(1)
	Class T Shares	—	$—	—	(1)
Total		176,863		176,863	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
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
(Principal Financial Officer)
Date: August 10, 2017

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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