Form 10-Q
period 2017-09-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2017-11-14
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2017, there were approximately 64.7 million shares of Class A common stock, par value $0.01 per share, and 2.5 million shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$102,055	$92,248
Buildings and improvements	996,923	912,830
Intangible lease assets	124,543	114,183
Total real estate investments, at cost	1,223,521	1,119,261
Less: accumulated depreciation and amortization	(90,271)	(61,939)
Total real estate investments, net	1,133,250	1,057,322
Cash and cash equivalents	3,003	6,993
Restricted cash	1,865	3,443
Rents and tenant receivables	22,405	18,124
Derivative assets, prepaid expenses and other assets	2,154	1,665
Deferred costs, net	958	1,537
Total assets	$1,163,635	$1,089,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$590,616	$501,152
Accounts payable and accrued expenses	8,785	6,146
Due to affiliates	1,449	2,490
Intangible lease liabilities, net	24,362	26,112
Distributions payable	3,504	3,566
Deferred rental income and other liabilities	3,527	4,364
Total liabilities	632,243	543,830
Commitments and contingencies
Redeemable common stock	33,724	25,001
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 65,476,291 and 64,688,321 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	655	647
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,506,771 and 2,447,532 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	25	24
Capital in excess of par value	583,274	583,297
Accumulated distributions in excess of earnings	(87,872)	(64,609)
Accumulated other comprehensive income	1,586	894
Total stockholders’ equity	497,668	520,253
Total liabilities, redeemable common stock and stockholders’ equity	$1,163,635	$1,089,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$23,832	$20,037	$69,039	$56,599
Tenant reimbursement income	2,964	2,204	8,183	6,511
Total revenues	26,796	22,241	77,222	63,110
Operating expenses:
General and administrative	1,254	1,395	3,525	3,885
Property operating	1,661	1,301	4,071	3,531
Real estate tax	1,924	1,801	5,979	5,166
Advisory fees and expenses	2,620	2,245	7,682	6,193
Acquisition-related	—	177	2,214	3,487
Depreciation and amortization	9,552	8,246	28,411	23,412
Total operating expenses	17,011	15,165	51,882	45,674
Operating income	9,785	7,076	25,340	17,436
Other income (expense):
Interest expense and other, net	(5,733)	(5,322)	(16,840)	(15,566)
Net income	$4,052	$1,754	$8,500	$1,870

Class A Common Stock:
Net income	$3,951	$1,740	$8,332	$1,881
Basic and diluted weighted average number of common shares outstanding	65,454,626	61,901,622	65,243,906	54,597,945
Basic and diluted net income per common share	$0.06	$0.03	$0.13	$0.03
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47

Class T Common Stock:
Net income (loss)	$101	$14	$168	$(11)
Basic and diluted weighted average number of common shares outstanding	2,500,427	1,471,356	2,481,363	514,964
Basic and diluted net income (loss) per common share	$0.04	$0.01	$0.07	$(0.02)
Distributions declared per common share	$0.16	$0.16	$0.47	$0.24
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$4,052	$1,754	$8,500	$1,870
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate swaps	96	1,314	16	(6,060)
Amount of loss reclassified from other comprehensive income (loss) into income as interest expense	91	561	676	1,755
Total other comprehensive income (loss)	187	1,875	692	(4,305)
Total comprehensive income (loss)	$4,239	$3,629	$9,192	$(2,435)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	64,688,321	$647	2,447,532	$24	$583,297	$(64,609)	$894	$520,253
Issuance of common stock	1,569,556	16	61,672	1	16,642	—	—	16,659
Distributions to investors	—	—	—	—	—	(31,763)	—	(31,763)
Redemptions of common stock	(781,586)	(8)	(2,433)	—	(7,942)	—	—	(7,950)
Changes in redeemable common stock	—	—	—	—	(8,723)	—	—	(8,723)
Comprehensive income	—	—	—	—	—	8,500	692	9,192
Balance, September 30, 2017	65,476,291	$655	2,506,771	$25	$583,274	$(87,872)	$1,586	$497,668
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$8,500	$1,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	26,754	21,809
Amortization of deferred financing costs	1,056	903
Straight-line rental income	(4,587)	(4,260)
Changes in assets and liabilities:
Rents and tenant receivables	306	(765)
Prepaid expenses and other assets	139	(78)
Accounts payable and accrued expenses	1,996	479
Deferred rental income and other liabilities	(773)	1,342
Due to affiliates	(1,098)	129
Net cash provided by operating activities	32,293	21,429
Cash flows from investing activities:
Investment in real estate assets	(93,465)	(144,068)
Real estate developments and capital expenditures	(10,113)	(736)
Payment of property escrow deposits	(1,600)	(4,716)
Refund of property escrow deposits	1,600	4,500
Change in restricted cash	1,578	954
Net cash used in investing activities	(102,000)	(144,066)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	247,754
Distribution and stockholder servicing fees paid	(147)	(31)
Offering costs on issuance of common stock	—	(23,493)
Redemptions of common stock	(7,950)	(3,581)
Distributions to investors	(15,166)	(11,450)
Proceeds from credit facility and notes payable	113,600	186,980
Repayments of credit facility and notes payable	(24,600)	(207,749)
Repayment of line of credit with affiliate	—	(30,000)
Change in escrowed investor proceeds	—	(238)
Deferred financing costs paid	(20)	(854)
Payment of loan deposits	—	(80)
Refund of loan deposits	—	80
Net cash provided by financing activities	65,717	157,338
Net (decrease) increase in cash and cash equivalents	(3,990)	34,701
Cash and cash equivalents, beginning of period	6,993	18,060
Cash and cash equivalents, end of period	$3,003	$52,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

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
As of September 30, 2017, the Company had issued approximately 69.5 million shares of common stock in the Offerings for gross offering proceeds of $699.9 million ($673.5 million in Class A Shares and $26.4 million in Class T Shares) before offering costs, selling commissions, and dealer manager fees of $66.2 million. In addition, as of September 30, 2017, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $226,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $793,000. As of September 30, 2017, the Company owned 36 properties, comprising approximately 11.4 million rentable square feet of income-producing necessity corporate office and industrial properties located in 19 states. As of September 30, 2017, the rentable square feet at these properties was 100% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out real estate developments and capital expenditures from investment in real estate assets in the Company’s condensed consolidated statements of cash flows. In addition, the Company has chosen to break out distribution and stockholder servicing fees paid from offering costs on issuance

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

of common stock in the Company’s condensed consolidated statements of cash flows. These reclassifications had no effect on previously reported totals or subtotals.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, including acquisition-related fees and certain acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance costs are expensed as incurred. In April 2017, the Company early adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company expects its future acquisitions to qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions will be capitalized. Prior to the adoption of ASU 2017-01, all acquisition-related fees and expenses were expensed as incurred, and all of the Company’s acquisitions were accounted for as business combinations.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2017 or 2016.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2017 or December 31, 2016.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

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
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings and improvements, and are depreciated over their respective useful lives. During the nine months ended September 30, 2017, the Company capitalized $160,000 of interest expense associated with a completed expansion project. No interest expense associated with the expansion project was capitalized for the nine months ended September 30, 2016.
Restricted Cash
The Company had $1.9 million and $3.4 million in restricted cash as of September 30, 2017 and December 31, 2016, respectively. Included in restricted cash was $1.7 million and $3.3 million held by lenders in lockbox accounts as of September 30, 2017 and December 31, 2016, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $154,000 and $120,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of September 30, 2017 and December 31, 2016, respectively.
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
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2017 and December 31, 2016, the Company did not have an allowance for uncollectible accounts.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income per share,when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

ended September 30, 2017 and 2016. Distributions per share is calculated based on the authorized daily distribution rate and the prior period amounts have been conformed to the current period presentation.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated financial statements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company plans to use the modified retrospective approach to adopt ASU 2014-09. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams, performed an in-depth review of the Company’s revenue contracts and identified the related performance obligations, and is evaluating the impact on the Company’s consolidated financial statements and internal accounting processes and controls. Once ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which, as discussed below, sets forth principles for the recognition, measurement, presentation and disclosure of leases, goes into effect, ASU 2014-09 may apply to non-lease components in the lease agreements.
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance; however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption and provides for certain practical expedients. The Company’s implementation team has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements. Upon the adoption of ASU 2016-02, the Company will record certain expenses paid directly by a tenant that protect the Company’s interests in its properties, such as insurance and real estate taxes, and the related operating expense reimbursement revenue, with no impact on net income. Based upon a preliminary analysis, the Company does not expect the accounting for leases pursuant to which the Company is the lessor to materially change as a result of the adoption of ASU 2016-02. The Company does not expect the accounting for one ground lease pursuant to which the Company is the lessee to have a material impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017 and has determined that this standard is relevant to its presentation of debt prepayment and debt extinguishment costs and contingent consideration payments made after a business combination.
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
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. This ASU applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of this ASU, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current U.S. GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The ASU is required to be adopted using a modified retrospective approach with early adoption permitted. The Company plans to adopt ASU 2017-12 during the first quarter of fiscal year 2018 and does not expect that it will have a material impact on its consolidated financial statements.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2017, the estimated fair value of the Company’s debt was $597.0 million, compared to the carrying value of $592.5 million. The estimated fair value of the Company’s debt was $503.0 million as of December 31, 2016, compared to the carrying value on that date of $503.5 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2017 and as of December 31, 2016 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$1,586	$—	$1,586	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$958	$—	$958	$—
Financial liabilities:
Interest rate swaps	$(64)	$—	$(64)	$—
NOTE 4 — REAL ESTATE INVESTMENTS
2017 Property Acquisitions
During the nine months ended September 30, 2017, the Company acquired three properties for an aggregate purchase price of $93.5 million (the “2017 Acquisitions”). The 2017 Acquisitions were all acquired prior to the adoption of ASU 2017-01 in April 2017 and thus were accounted for as business combinations. The Company funded the 2017 Acquisitions with net proceeds from the Offerings and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocations, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the preliminary purchase price allocations for the 2017 Acquisitions (in thousands):

2017 Acquisitions
Land	$9,807
Buildings and improvements	73,379
Acquired in-place leases and other intangibles (1)	10,279
Total purchase price	$93,465
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles is 14.1 years for the 2017 Acquisitions.
The Company recorded revenue for the three and nine months ended September 30, 2017 of $2.3 million and $5.3 million, respectively, and net income of $1.1 million and $451,000 for the three and nine months ended September 30, 2017, respectively, related to the 2017 Acquisitions.
The following table summarizes selected financial information of the Company as if all of the 2017 Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma basis:
Revenue	$26,796	$24,318	$78,172	$69,339
Net income	$4,052	$2,190	$9,352	$1,087

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

The pro forma information for the nine months ended September 30, 2017 was adjusted to exclude $2.1 million of acquisition-related fees and expenses recorded during the period related to the 2017 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the nine months ended September 30, 2016.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
Development Project
During the nine months ended September 30, 2017, the Company capitalized expenses of $10.3 million as construction in progress associated with a completed expansion project. When the development project was substantially complete in September 2017, the amounts capitalized to construction in progress during the construction period were transferred to buildings and improvements and began depreciating over their respective useful lives.
2016 Property Acquisitions
During the nine months ended September 30, 2016, the Company acquired two properties for an aggregate purchase price of $144.1 million (the “2016 Acquisitions”). The Company accounted for the 2016 Acquisitions as business combinations. The Company funded the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocations for the 2016 Acquisitions (in thousands):

2016 Acquisitions
Land	$17,176
Buildings and improvements	119,030
Acquired in-place leases and other intangibles (1)	7,862
Total purchase price	$144,068
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 14.2 years for the 2016 Acquisitions.
The Company recorded revenue for the three and nine months ended September 30, 2016 of $2.8 million and $3.5 million, respectively, and net income of $1.4 million and a net loss of $1.2 million, respectively, related to the 2016 Acquisitions. No acquisition-related expenses were recorded during the three months ended September 30, 2016, and $3.0 million of acquisition-related expenses were recorded during the nine months ended September 30, 2016 related to the 2016 Acquisitions.
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
The pro forma information for the nine months ended September 30, 2016 was adjusted to exclude $3.0 million of acquisition-related expenses recorded during such period related to the 2016 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the nine months ended September 30, 2015. No acquisition-related expenses were recorded during the three months ended September 30, 2016 related to the 2016 Acquisitions.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands, except weighted average life):

	September 30, 2017	December 31, 2016
In-place leases and other intangibles, net of accumulated amortization of $25,337 and $17,682, respectively (with a weighted average life remaining of 9.8 and 10.3 years, respectively)
	$97,644	$94,939
Acquired above-market leases, net of accumulated amortization of $357 and $266, respectively
(with a weighted average life remaining of 9.6 and 10.4 years, respectively)	1,205	1,296
	$98,849	$96,235
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
In-place lease and other intangible amortization	$2,653	$2,248	$7,828	$6,547
Above-market lease amortization	$31	$31	$93	$93
As of September 30, 2017, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2017	$2,575	$31
2018	$10,371	$125
2019	$10,371	$125
2020	$10,371	$125
2021	$10,371	$125
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the nine months ended September 30, 2017. As of September 30, 2017, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets as of
	Balance Sheet Location	September 30, 2017				September 30, 2017	December 31, 2016
Interest Rate Swaps	Derivative assets, prepaid expenses and other assets (2)	$254,070	3.29% to 3.35%	2/10/2015 to 3/19/2015	12/12/2019 to 4/1/2020	$1,586	$958
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2017.
(2) As of December 31, 2016, two of the interest rate swaps with an aggregate outstanding notional amount of $54.1 million were in a liability position with an aggregate fair value balance of $64,000 and are included in deferred rental income and other liabilities in the accompanying condensed consolidated balance sheets.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended September 30, 2017 and 2016, the amounts reclassified were $91,000 and $561,000, respectively, and for the nine months ended September 30, 2017 and 2016, the amounts reclassified were $676,000 and $1.8 million, respectively. During the next 12 months, the Company estimates that an additional $243,000 will be reclassified from other comprehensive (loss) income as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the nine months ended September 30, 2017 and 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest. As of September 30, 2017, all derivative instruments were in an asset position. Therefore, there was no termination value as of September 30, 2017. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2017.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of September 30, 2017, the Company had $590.6 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.7% and weighted average years to maturity of 2.7 years. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement.
The following table summarizes the debt balances as of September 30, 2017 and December 31, 2016 and the debt activity for the nine months ended September 30, 2017 (in thousands):

		During the Nine Months Ended September 30, 2017
	Balance as of December 31, 2016	Debt Issuance, Net (1)	Repayments	Accretion	Balance as of September 30, 2017
Fixed rate debt	$295,545	$—	$—	$—	$295,545
Credit facility	208,000	113,600	(24,600)	—	297,000
Total debt	503,545	113,600	(24,600)	—	592,545
Deferred costs (2)	(2,393)	—	—	464	(1,929)
Total debt, net	$501,152	$113,600	$(24,600)	$464	$590,616
______________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility, as defined below.
As of September 30, 2017, the fixed rate debt outstanding of $295.5 million included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

matures on various dates from March 2020 to October 2023. As of September 30, 2017, the fixed rate debt had a weighted average interest rate of 4.1%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $488.5 million as of September 30, 2017. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
The Company has an amended, unsecured credit facility (the “Credit Facility”) with JPMorgan Chase, Bank N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan (the “Term Loan”) and up to $200.0 million in unsecured revolving loans (the “Revolving Loans”). The Revolving Loans mature on December 12, 2018; however, the Company may elect to extend the maturity date of such loans to December 12, 2019, subject to satisfying certain conditions described in the Credit Agreement. The Term Loan matures on December 12, 2019.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), multiplied by the statutory reserve rate (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.60% to 2.20%, or (ii) a base rate, ranging from 0.60% to 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of September 30, 2017, the Revolving Loans outstanding totaled $97.0 million at a weighted average interest rate of 3.3%, and the Term Loan outstanding totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of September 30, 2017, the all-in rate for the Swapped Term Loan was 3.3%. The Company had $98.1 million in unused capacity, subject to borrowing availability, as of September 30, 2017.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the equity issued from the date of the Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and recourse debt at less than or equal to 40% of total asset value. The Company believes it was in compliance with the financial covenants under the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of September 30, 2017.
On January 27, 2016, Moody’s Investors Services, Inc. downgraded the debt of Freeport Mineral Corporation (“Freeport”), a wholly-owned subsidiary of Freeport-McMoRan Inc. and one of the Company’s tenants at a multi-tenant commercial property that is 99% leased to Freeport (the “Freeport Property”). The Freeport Property collateralizes a loan in the principal amount of $71.5 million (the “Freeport Loan”). The Freeport Loan originally provided that in the event Freeport’s credit rating is downgraded below certain thresholds, the Company’s cash flow in excess of approved operating expenses, management fees and debt service payments from Freeport’s lease payments would be swept to a cash management account to be held in reserve for approved leasing expenses. On February 5, 2016, the Company entered into a modification agreement to the Freeport Loan to provide that the lender would accept a letter of credit in lieu of any cash sweep related to the Freeport Loan, and the Company issued a letter of credit for $4.9 million (the “Letter of Credit”). Pursuant to the Letter of Credit, Freeport’s credit rating must be upgraded above certain thresholds before the Company can be released from the Letter of Credit. As of September 30, 2017, the Letter of Credit was still outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2017 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Principal Repayments
Remainder of 2017	$—
2018	97,000
2019	200,000
2020	203,465
2021	35,100
Thereafter	56,980
Total	$592,545
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following (in thousands, except weighted average life):

	September 30, 2017	December 31, 2016
Acquired below-market liabilities, net of accumulated amortization of $4,738 and $3,009, respectively (with a weighted average life remaining of 10.7 and 11.5 years, respectively)
	$24,362	$26,112
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease liabilities for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Below-market lease amortization	$578	$437	$1,750	$1,697
As of September 30, 2017, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of
Below-Market Leases
Remainder of 2017	$578
2018	$2,314
2019	$2,314
2020	$2,314
2021	$2,314

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,504	$3,422
Accrued capital expenditures	$1,139	$—
Change in fair value of interest rate swaps	$692	$(4,305)
Common stock issued through distribution reinvestment plan	$16,659	$13,267
Change in accrued distribution and stockholder servicing fees due to affiliates	$—	$1,019
Supplemental Cash Flow Disclosures:
Interest paid	$15,782	$14,887
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation.
Distribution and stockholder servicing fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares that were sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC was recognized at the time each Class T Share was sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the transfer agent, on behalf of the Company, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 7.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP portion of the Offering; (iii) the fifth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP portion of the Offering) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

Disposition fees
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CCI II Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and nine months ended September 30, 2017 and 2016, no disposition fees were incurred for any such services provided by CCI II Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CCI II Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2017 and 2016, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling commissions	$—	$3,745	$—	$13,136
Dealer manager fees	$—	$1,558	$—	$5,014
Other organization and offering costs	$—	$1,675	$—	$5,301
Distribution and stockholder servicing fees (1)	$49	$30	$147	$31
Acquisition fees and expenses	$204	$92	$2,201	$3,227
Advisory fees and expenses	$2,620	$2,245	$7,682	$6,193
Operating expenses	$351	$624	$1,181	$1,706
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $793,000, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of September 30, 2017 and December 31, 2016, $1.4 million and $2.5 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to, CCI II Advisors or its affiliates. The amounts are primarily for distribution and stockholder servicing fees payable to CCC and advisory and operating fees and expenses. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) - (Continued)

Transactions
The Company incurred $197,000 of interest expense related to a subordinated loan with an affiliate of the Company’s advisor (the “Series C Loan”) during the nine months ended September 30, 2016. The Company did not incur any interest expense related to the Series C Loan during the nine months ended September 30, 2017, as the Series C Loan was repaid in full on its maturity date of June 30, 2016.
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
NOTE 13 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2017, the leases had a weighted-average remaining term of 10.2 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of September 30, 2017, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2017	$22,182
2018	86,049
2019	87,355
2020	88,705
2021	89,906
Thereafter	559,947
Total	$934,144
NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2017.
Redemption of Shares of Common Stock
Subsequent to September 30, 2017, the Company redeemed approximately 1.1 million shares for $11.4 million at an average per share price of $10.27 pursuant to the Company’s share redemption program.
Sale of Cole Capital
On November 13, 2017 the parent of the Company’s sponsor entered into a purchase and sale agreement to sell its ownership interest in the Company’s sponsor. The completion of this sale is subject to the receipt of regulatory approvals and other customary closing conditions and is expected to occur at the end of the fourth quarter of 2017 or during the first quarter of 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT II), Inc.
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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions of properties.

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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 89% and 90% of total revenue for the three months ended September 30, 2017 and 2016, respectively, and 89% and 90% of total revenue for the nine months ended September 30, 2017 and 2016, respectively. As 100% of our rentable square feet was under lease as of September 30, 2017, with a weighted average remaining lease term of 10.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding a credit downgrade for one of our tenants.
Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired three properties for an aggregate purchase price of $93.5 million.

•	Completed an expansion project for capitalized expenses of $10.3 million.

•	Issued approximately 1.6 million shares of common stock in the DRIP Offering for proceeds of $16.7 million.

•	Total debt increased by $89.0 million, from $503.5 million to $592.5 million.

Portfolio Information
As of September 30, 2017, we owned 36 properties comprising 11.4 million rentable square feet of commercial space located in 19 states, which were 100% leased with a weighted average remaining lease term of 10.2 years. As of September 30, 2017, three of our tenants, Keurig Green Mountain, Amazon, and Freeport-McMoRan, accounted for 13%, 12%, and 10%, respectively, of our 2017 annualized rental income. As of September 30, 2017, we also had certain geographic concentrations in our property holdings. In particular, as of September 30, 2017, two of our properties were located in Arizona, two properties were located in Massachusetts and three properties were located in Ohio, each of which accounted for 13% of our 2017 annualized rental income. In addition, we had tenants in the manufacturing, logistics, wholesale, retail-internet, and mining and natural resources industries, which comprised 31%, 13%, 13%, 12%, and 10%, respectively, of our 2017 annualized rental income. The following table shows the property statistics of our real estate assets as of September 30, 2017 and 2016:

	September 30,
	2017	2016
Number of commercial properties (1)	36	32
Rentable square feet (in thousands)	11,385	10,434
Percentage of rentable square feet leased	100%	100%
Percentage of investment-grade tenants (2)	56.5%	51.6%
____________________________________

(1)	We completed an expansion project in September 2017 that connected two existing buildings, resulting in a decrease to our property count.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”). The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.

The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commercial properties acquired	—	—	3	2
Purchase price of acquired properties (in thousands)	$—	$—	$93,465	$144,068
Rentable square feet (in thousands)	—	—	483	1,329
Results of Operations
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		2017 vs 2016 Increase (Decrease)	Nine Months Ended September 30,		2017 vs 2016 Increase (Decrease)
	2017	2016		2017	2016
Total revenues	$26,796	$22,241	$4,555	$77,222	$63,110	$14,112
General and administrative expenses	$1,254	$1,395	$(141)	$3,525	$3,885	$(360)
Property operating expenses	$1,661	$1,301	$360	$4,071	$3,531	$540
Real estate tax expenses	$1,924	$1,801	$123	$5,979	$5,166	$813
Advisory fees and expenses	$2,620	$2,245	$375	$7,682	$6,193	$1,489
Acquisition-related expenses	$—	$177	$(177)	$2,214	$3,487	$(1,273)
Depreciation and amortization	$9,552	$8,246	$1,306	$28,411	$23,412	$4,999
Operating income	$9,785	$7,076	$2,709	$25,340	$17,436	$7,904
Interest expense and other, net	$5,733	$5,322	$411	$16,840	$15,566	$1,274
Net income	$4,052	$1,754	$2,298	$8,500	$1,870	$6,630

Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $4.6 million and $14.1 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of five rental income-producing properties subsequent to September 30, 2016. Rental income from net leased commercial properties accounted for 89% and 90% of our total revenue for the three months ended September 30, 2017 and 2016, respectively, and 89% and 90% of total revenue for the nine months ended September 30, 2017 and 2016, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $3.0 million and $8.2 million of tenant reimbursement income during the three and nine months ended September 30, 2017, respectively, compared to $2.2 million and $6.5 million, respectively, during the same periods in 2016.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, accounting fees and unused fees on the Credit Facility.
The decrease in general and administrative expenses of $141,000 and $360,000 during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to decreased operating expense reimbursements to our advisor.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $360,000 and $540,000 during the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to the acquisition and management of five additional rental income-producing properties subsequent to September 30, 2016.
Real Estate Tax Expenses
The increase in real estate tax expenses of $123,000 and $813,000 during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of five additional rental income-producing properties subsequent to September 30, 2016.
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
The increase in advisory fees and expenses of $375,000 during the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in our average invested assets to $1.3 billion for the three months ended September 30, 2017, compared to $1.1 billion during the three months ended September 30, 2016.
The increase in advisory fees and expenses of $1.5 million during the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in our average invested assets to $1.3 billion for the nine months ended September 30, 2017, compared to $1.0 billion during the nine months ended September 30, 2016.
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
The decrease in acquisition-related expenses of $177,000 during the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to costs incurred during the three months ended September 30, 2016 related to properties purchased prior to the three months ended September 30, 2016. No such costs were incurred during the three months ended September 30, 2017.
The decrease in acquisition-related expenses of $1.3 million during the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to the acquisition of three properties for an aggregate purchase price of $93.5 million during the nine months ended September 30, 2017, which were all accounted for as business combinations, compared to the acquisition of two properties for an aggregate purchase price of $144.1 million during the nine months ended September 30, 2016, which were all accounted for as business combinations.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $1.3 million and $5.0 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of five additional rental income-producing properties subsequent to September 30, 2016.
Interest Expense and Other, Net
The increase in interest expense and other, net of $411,000 during the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in the average aggregate amount of debt outstanding to $593.2 million during the three months ended September 30, 2017, compared to an average outstanding debt balance of $494.2 million for the three months ended September 30, 2016.
The increase in interest expense and other, net of $1.3 million during the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in the average aggregate amount of debt outstanding to $586.5 million during the nine months ended September 30, 2017, compared to an average outstanding debt balance of $484.7 million for the nine months ended September 30, 2016.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after July 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 30 same store properties for the three months ended September 30, 2017 increased $600,000 to $18.5 million, compared to $17.9 million for the three months ended September 30, 2016. The same store properties were 100% occupied as of September 30, 2017 and September 30, 2016. The following table shows the contract rental revenue from properties owned for both of the entire three months ended September 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended September 30,		Increase (Decrease)
		2017	2016	$ Change	% Change
Rental income – as reported		$23,832	$20,037	$3,795	19%
Less: Amortization(1)		547	405	142	35%
Less: Straight-line rental income		1,787	1,394	393	28%
Total contract rental revenue		21,498	18,238	3,260	18%

Less: “Non-same store” properties	6	3,023	363	2,660	733%
“Same store” properties	30	$18,475	$17,875	$600	3.4%
______________________
(1) Includes amortization of above- and below-market lease intangibles.
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 27 same store properties for the nine months ended September 30, 2017 increased $1.0 million to $45.8 million, compared to $44.8 million for the nine months ended September 30, 2016. The same store properties were 100% occupied as of September 30, 2017 and September 30, 2016. The following table shows the contract rental revenue from properties owned for both of the entire nine months ended September 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Nine Months Ended September 30,		Increase (Decrease)
		2017	2016	$ Change	% Change
Rental income – as reported		$69,039	$56,599	$12,440	22%
Less: Amortization(1)		1,657	1,603	54	3%
Less: Straight-line rental income		4,587	4,260	327	8%
Total contract rental revenue		62,795	50,736	12,059	24%

Less: “Non-same store” properties	9	16,984	5,979	11,005	184%
“Same store” properties	27	$45,811	$44,757	$1,054	2.4%
______________________
(1) Includes amortization of above- and below-market lease intangibles.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001726027 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2018. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2018, equal to $0.001726027 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of September 30, 2017, we had distributions payable of $3.5 million.
During the nine months ended September 30, 2017 and 2016, we paid distributions of $31.8 million and $24.7 million, respectively, including $16.7 million and $13.3 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $32.3 million and $21.4 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million and $3.5 million, respectively, in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offerings, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2016 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $3.5 million. Our distributions paid during the nine months ended September 30, 2017, including shares issued pursuant to the DRIP Offering, were fully funded by cash flows from operations of $32.3 million. Our distributions for the nine months ended September 30, 2016, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $21.4 million, or 87%, and proceeds from our Offering of $3.3 million, or 13%.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations, including a one-year holding period. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of $5.9 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended September 30, 2017. Management, in its discretion, elected to pay the full amount of redemptions for the three months ended September 30, 2017, which did not exceed 5.0% of the weighted average number of shares outstanding during the trailing 12-month period. During the nine months ended September 30, 2017, we received valid redemption requests under our share redemption program totaling approximately 1.8 million shares, of which we redeemed approximately 651,000 shares as of September 30, 2017 for $6.6 million at an average redemption price of $10.19 per share and approximately 1.1 million shares subsequent to September 30, 2017 for $11.4 million at an average redemption price of $10.27 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP Offering.
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
Our Credit Facility provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan and up to $200.0 million in revolving loans. As of September 30, 2017, we had $98.1 million in unused capacity under the Credit Facility, subject to borrowing availability. As of September 30, 2017, we also had cash and cash equivalents of $3.0 million.
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
Contractual Obligations
As of September 30, 2017, we had $592.5 million of debt outstanding with a weighted average interest rate of 3.7%. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$295,545	$—	$125,570	$112,995	$56,980
Interest payments – fixed rate debt (2)	41,807	12,148	21,666	5,942	2,051
Principal payments – Credit Facility	297,000	—	297,000	—	—
Interest payments – Credit Facility (3)	18,469	9,849	8,620	—	—
Total	$652,821	$21,997	$452,856	$118,937	$59,031
____________________________________

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2017, we had $54.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.3% as of September 30, 2017, which is the fixed rate under the interest rate swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 3.3% as of September 30, 2017.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if both approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2017 through September 30, 2017, is based on the purchase price. As of September 30, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 49.6% and our ratio of debt to the fair market value of our gross assets was 45.3%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 49.4%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2017 (dollar amounts in thousands):

Balance as of September 30, 2017
Credit facility and notes payable, net	$590,616
Deferred costs (1)	1,929
Less: Cash and cash equivalents	(3,003)
Net debt	$589,542

Gross real estate assets, net (2)	$1,194,421
Net debt leverage ratio	49.4%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. During the nine months ended September 30, 2017, net cash provided by operating activities increased by $10.9 million to $32.3 million, compared to $21.4 million for the nine months ended September 30, 2016. The change was primarily due to the acquisition of five rental-income producing properties subsequent to September 30, 2016, resulting in an increase in net income of $6.6 million, an increase in depreciation and amortization of $5.1 million and a net increase in working capital accounts of $537,000. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $42.1 million to $102.0 million for the nine months ended September 30, 2017, compared to $144.1 million for the nine months ended September 30, 2016. The decrease resulted primarily from the purchase of three properties for an aggregate purchase price of $93.5 million during the nine months ended September 30, 2017, compared to two property purchases for an aggregate purchase price of $144.1 million during the nine months ended September 30, 2016, offset by an increase in capital expenditures of $9.4 million.
Financing Activities. Net cash provided by financing activities decreased by $91.6 million to $65.7 million for the nine months ended September 30, 2017, compared to $157.3 million for the nine months ended September 30, 2016. The change was primarily due to a decrease in proceeds from the issuance of common stock, net of offering costs, of $224.3 million and an increase in distributions to investors of $3.7 million, offset by an increase in net borrowings of $139.8 million.
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
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated financial statements.

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
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 11 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
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
Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2017, we had $97.0 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2017, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $485,000 per year.
As of September 30, 2017, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate fair value of the net derivative asset of $1.6 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2017, an increase of 50 basis points in interest rates would result in a change of $2.7 million to the fair value of the net derivative asset, resulting in a net derivative asset of $4.3 million. A decrease of 50 basis points in interest rates would result in a change of $2.7 million to the fair value of the net derivative asset, resulting in a net derivative liability of $1.1 million.
As the information presented above includes only those exposures that existed as of September 30, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the nine months ended September 30, 2017, we paid distributions of $31.8 million, including $16.7 million through the issuance of shares pursuant to the DRIP Offering. Net cash provided by operating activities for the nine months ended September 30, 2017 was $32.3 million, and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million in accordance with GAAP. Our distributions paid during the nine months ended September 30, 2017, including shares issued pursuant to the DRIP Offering, were fully funded by cash flows from operations of $32.3 million.
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
As of September 30, 2017, we had issued approximately 69.5 million shares of our common stock in the Offerings for gross offering proceeds of $699.9 million ($673.5 million in Class A Shares and $26.4 million in Class T Shares), before offering costs, selling commissions and dealer manager fees of $66.2 million, out of which we paid $52.5 million in selling commissions and dealer manager fees and $13.7 million in organization and offering costs to CCI II Advisors or its affiliates. In addition, we pay a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in an amount equal to 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and borrowing proceeds, we acquired $1.2 billion in real estate and related assets and incurred acquisition costs of $29.5 million, including $24.9 million in acquisition fees and expense reimbursements to CCI II Advisors.
We ceased issuing shares in the Offering on September 17, 2016. The unsold Class A Shares and Class T Shares of $2.3 billion in the aggregate were subsequently deregistered. In addition, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP Offering pursuant to a Registration Statement on Form S-3 (Registration No. 333-213306), which was filed with the SEC on August 25, 2016 and automatically became effective with the SEC upon filing. We will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by the Board, which is currently $10.32 per share for both Class A Shares and

Class T Shares. Through November 9, 2017, we have sold approximately 2.5 million shares of our common stock in the DRIP Offering for gross offering proceeds of $25.9 million ($24.9 million in Class A Shares and $975,000 in Class T Shares).
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
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2017, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 – July 31, 2017
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
August 1, 2017 – August 31, 2017
Class A Shares	471,741	$10.25	471,741	(1)
Class T Shares	2,434	$10.32	2,434	(1)
September 1, 2017 – September 30, 2017
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	474,175		474,175	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3
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
Date: November 13, 2017