Form 10-Q
period 2018-03-31
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2018-05-14
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-55436

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
(Exact name of registrant as specified in its charter)

Maryland	46-2218486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, 10th Floor Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2018, there were approximately 64.7 million shares of Class A common stock, par value $0.01 per share, and 2.5 million shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$102,055	$102,055
Buildings and improvements	997,576	997,738
Intangible lease assets	124,960	124,952
Total real estate assets, at cost	1,224,591	1,224,745
Less: accumulated depreciation and amortization	(109,530)	(99,882)
Total real estate assets, net	1,115,061	1,124,863
Cash and cash equivalents	2,582	4,845
Restricted cash	1,523	1,431
Rents and tenant receivables	24,491	23,321
Derivative assets, prepaid expenses and other assets	5,229	3,679
Deferred costs, net	562	760
Total assets	$1,149,448	$1,158,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$596,426	$599,771
Accounts payable and accrued expenses	7,310	6,897
Due to affiliates	1,019	1,274
Intangible lease liabilities, net	23,205	23,783
Distributions payable	3,589	3,589
Deferred rental income and other liabilities	4,080	4,231
Total liabilities	635,629	639,545
Commitments and contingencies
Redeemable common stock	27,699	27,765
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 64,866,737 and 64,884,543 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	649	649
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,524,625 and 2,515,860 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	25	25
Capital in excess of par value	583,279	583,279
Accumulated distributions in excess of earnings	(101,993)	(95,306)
Accumulated other comprehensive income	4,160	2,942
Total stockholders’ equity	486,120	491,589
Total liabilities, redeemable common stock and stockholders’ equity	$1,149,448	$1,158,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$23,524	$22,331
Tenant reimbursement income	3,134	2,813
Total revenues	26,658	25,144
Operating expenses:
General and administrative	1,037	1,095
Property operating	1,642	1,403
Real estate tax	2,101	1,956
Advisory fees and expenses	2,590	2,501
Acquisition-related	—	2,186
Depreciation and amortization	9,617	9,370
Total operating expenses	16,987	18,511
Operating income	9,671	6,633
Other income (expense):
Interest expense and other, net	(5,936)	(5,393)
Net income	$3,735	$1,240

Class A Common Stock:
Net income	$3,642	$1,241
Basic and diluted weighted average number of common shares outstanding	64,884,169	64,958,763
Basic and diluted net income per common share	$0.06	$0.02
Distributions declared per common share	$0.16	$0.16

Class T Common Stock:
Net income (loss)	$93	$(1)
Basic and diluted weighted average number of common shares outstanding	2,522,040	2,461,463
Basic and diluted net income (loss) per common share	$0.04	$(0.00)
Distributions declared per common share	$0.16	$0.16
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$3,735	$1,240
Other comprehensive income
Unrealized gain on interest rate swaps	1,366	495
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(148)	363
Total other comprehensive income	1,218	858
Total comprehensive income	$4,953	$2,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	64,884,543	$649	2,515,860	$25	$583,279	$(95,306)	$2,942	$491,589
Issuance of common stock	500,314	5	20,059	—	5,365	—	—	5,370
Distributions declared	—	—	—	—	—	(10,422)	—	(10,422)
Redemptions of common stock	(518,120)	(5)	(11,294)	—	(5,431)	—	—	(5,436)
Changes in redeemable common stock	—	—	—	—	66	—	—	66
Comprehensive income	—	—	—	—	—	3,735	1,218	4,953
Balance, March 31, 2018	64,866,737	$649	2,524,625	$25	$583,279	$(101,993)	$4,160	$486,120
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$3,735	$1,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	9,070	8,807
Amortization of deferred financing costs	353	352
Straight-line rental income	(1,213)	(1,414)
Changes in assets and liabilities:
Rents and tenant receivables	205	(465)
Prepaid expenses and other assets	(332)	(226)
Accounts payable and accrued expenses	405	451
Deferred rental income and other liabilities	(151)	1,653
Due to affiliates	(206)	(634)
Net cash provided by operating activities	11,866	9,764
Cash flows from investing activities:
Investment in real estate assets	—	(93,465)
Real estate developments and capital expenditures	—	(2,186)
Payment of property escrow deposits	—	(1,600)
Refund of property escrow deposits	—	1,600
Net cash used in investing activities	—	(95,651)
Cash flows from financing activities:
Distribution and stockholder servicing fees paid	(49)	(48)
Redemptions of common stock	(5,436)	(1,306)
Distributions to stockholders	(5,052)	(4,904)
Proceeds from credit facility and notes payable	7,000	93,500
Repayments of credit facility and notes payable	(10,500)	(7,000)
Deferred financing costs paid	—	(15)
Net cash (used in) provided by financing activities	(14,037)	80,227
Net decrease in cash and cash equivalents and restricted cash	(2,171)	(5,660)
Cash and cash equivalents and restricted cash, beginning of period	6,276	10,436
Cash and cash equivalents and restricted cash, end of period	$4,105	$4,776
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$2,582	$3,427
Restricted cash	1,523	1,349
Total cash and cash equivalents and restricted cash	$4,105	$4,776
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,589	$3,598
Accrued capital expenditures	$8	$2,280
Change in fair value of interest rate swaps	$1,218	$858
Common stock issued through distribution reinvestment plan	$5,370	$5,488
Supplemental Cash Flow Disclosures:
Interest paid	$5,665	$4,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)

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
Effective as of March 4, 2016, the Company changed the designation of its common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of its Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to the Company’s Articles of Amendment and Restatement (the Articles of Amendment and Restatement, the Articles of Amendment and the Articles Supplementary, each as amended and supplemented from time to time, are collectively referred to herein as the “Charter”). All shares of common stock issued and outstanding prior to the filing of the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in the Charter, that are payable in connection

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) - (Continued)

with the Class T Shares. In addition, the Charter provides that, in the event of a liquidation of the Company’s assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.
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
On March 28, 2018, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2017, of $10.58 per share for both Class A Shares and Class T Shares. As a result, commencing on March 28, 2018, distributions are reinvested under the DRIP Offering at a price of $10.58 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2017, as determined by the Board. Additionally, $10.58 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program.
As of March 31, 2018, the Company had issued approximately 70.5 million shares of common stock in the Offerings for gross offering proceeds of $710.7 million ($683.9 million in Class A Shares and $26.8 million in Class T Shares) before offering costs, selling commissions, and dealer manager fees of $66.2 million. In addition, as of March 31, 2018, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $326,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $693,000. As of March 31, 2018, the Company owned 36 properties, comprising approximately 11.4 million rentable square feet of income-producing necessity corporate office and industrial properties located in 19 states. As of March 31, 2018, the rentable square feet at these properties was 100% leased.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) - (Continued)

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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out real estate developments and capital expenditures of $2.2 million from investment in real estate assets of $93.5 million, which was previously reported in total as $95.7 million in the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2017. This reclassification had no effect on previously reported totals or subtotals.
Additionally, in connection with the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, transfers to or from restricted cash which have previously been shown in the Company’s investing activities section of the condensed consolidated statements of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in an increase in cash flows from investing activities of $2.1 million during the three months ended March 31, 2017.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) - (Continued)

Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2018 or 2017.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2018 or December 31, 2017.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases and other intangibles, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated.
Restricted Cash
The Company had $1.5 million and $1.4 million in restricted cash as of March 31, 2018 and December 31, 2017, respectively. Included in restricted cash was $1.3 million and $1.2 million held by lenders in lockbox accounts as of March 31, 2018 and December 31, 2017, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $176,000 and $165,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of March 31, 2018 and December 31, 2017, respectively.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) - (Continued)

Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties with an offsetting expense in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it does not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of March 31, 2018 and December 31, 2017, the Company did not have an allowance for uncollectible accounts.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2018 and 2017. Distributions per share is calculated based on the authorized daily distribution rate.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commence before the effective date. In March 2018, the FASB voted to draft a final ASU related to the proposed amendment to Topic 842 to allow lessors the option to combine lease and non-lease components when certain criteria are met. The Company is currently evaluating the impact this update will have on its condensed consolidated financial statements, but does not expect the adoption of the new guidance to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) - (Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the condensed consolidated balance sheets or the accompanying notes to the condensed consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 during the first quarter of fiscal year 2018 and determined there was no impact on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on the Company’s condensed consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted. The standard is applied prospectively to sales of nonfinancial assets on or after the adoption date. The Company adopted ASU 2017-05 effective January 1, 2018 and determined there was no impact on the Company’s condensed consolidated financial statements. The Company applied the standard prospectively.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of ASU 2017-12, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company adopted ASU 2017-12 during the first quarter of fiscal year 2018 and determined there was no material impact on the Company’s condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) - (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2018, the estimated fair value of the Company’s debt was $599.3 million, compared to the carrying value of $598.0 million. The estimated fair value of the Company’s debt was $603.0 million as of December 31, 2017, compared to the carrying value on that date of $601.5 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) - (Continued)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2018 and as of December 31, 2017 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$4,160	$—	$4,160	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$2,942	$—	$2,942	$—
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the three months ended March 31, 2018, the Company did not acquire any properties.
2017 Property Acquisitions
During the three months ended March 31, 2017, the Company acquired three properties for an aggregate purchase price of $93.5 million (the “2017 Acquisitions”). The 2017 Acquisitions were all acquired prior to the adoption of ASU 2017-01 in April 2017 and thus were accounted for as business combinations. The Company funded the 2017 Acquisitions with net proceeds from the Offerings and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocations for the 2017 Acquisitions (in thousands):

2017 Acquisitions
Land	$9,807
Buildings and improvements	73,379
Acquired in-place leases and other intangibles (1)	10,279
Total purchase price	$93,465
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 14.1 years for the 2017 Acquisitions.
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
The following table summarizes selected financial information of the Company as if all of the 2017 Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Pro forma basis (unaudited):
Revenue	$26,039	$22,062
Net income (loss)	$3,278	$(170)
The unaudited pro forma information for the three months ended March 31, 2017 was adjusted to exclude $2.1 million of acquisition-related fees and expenses recorded during such period related to the 2017 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the three months ended March 31, 2016.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) - (Continued)

The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands, except weighted average life):

	March 31, 2018	December 31, 2017
In-place leases and other intangibles, net of accumulated amortization of $30,536 and $27,932, respectively (with a weighted average life remaining of 9.5 years and 9.7 years, respectively)
	$92,862	$95,459
Acquired above-market leases, net of accumulated amortization of $422 and $391, respectively
(with a weighted average life remaining of 9.0 years and 9.3 years, respectively)	1,140	1,170
	$94,002	$96,629
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
In-place lease and other intangible amortization	$2,604	$2,598
Above-market lease amortization	$31	$31
As of March 31, 2018, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2018	$7,812	$94
2019	$10,416	$125
2020	$10,416	$125
2021	$10,416	$125
2022	$10,416	$125
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the three months ended March 31, 2018. As of March 31, 2018, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets as of
	Balance Sheet Location	March 31, 2018				March 31, 2018	December 31, 2017
Interest Rate Swaps	Derivative assets, prepaid expenses and other assets	$254,070	3.29% to 3.35%	2/10/2015 to 3/19/2015	12/12/2019 to 4/1/2020	$4,160	$2,942
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2018.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) - (Continued)

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2018 and 2017, the amounts reclassified were a gain of $148,000 and a loss of $363,000, respectively. During the next 12 months, the Company estimates that an additional $2.0 million will be reclassified from other comprehensive income as a decrease to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest. As of March 31, 2018, all derivative instruments were in an asset position. Therefore, there was no termination value as of March 31, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2018.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2018, the Company had $596.4 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.8% and weighted average years to maturity of 2.2 years. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of March 31, 2018 and December 31, 2017 and the debt activity for the three months ended March 31, 2018 (in thousands):

		During the Three Months Ended March 31, 2018
	Balance as of December 31, 2017	Debt Issuance, Net	Repayments	Accretion	Balance as of March 31, 2018
Fixed rate debt	$295,545	$—	$—	$—	$295,545
Credit facility	306,000	7,000	(10,500)	—	302,500
Total debt	601,545	7,000	(10,500)	—	598,045
Deferred costs (1)	(1,774)	—	—	155	(1,619)
Total debt, net	$599,771	$7,000	$(10,500)	$155	$596,426
______________________

(1)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility, as defined below.
As of March 31, 2018, the fixed rate debt outstanding of $295.5 million included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to October 2023. As of March 31, 2018, the fixed rate debt had a weighted average interest rate of 4.1%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $488.5 million as of March 31, 2018. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
The Company has an amended, unsecured credit facility (the “Credit Facility”) with JPMorgan Chase, Bank N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan (the “Term Loan”) and

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) - (Continued)

up to $200.0 million in unsecured revolving loans (the “Revolving Loans”). The Revolving Loans mature on December 12, 2018; however, the Company may elect to extend the maturity date of such loans to December 12, 2019, subject to satisfying certain conditions described in the Credit Agreement. These conditions include providing notice of the election and paying an extension fee of 0.2% of the maximum amount of Revolving Loans. With respect to the Company’s $102.5 million of Revolving Loans maturing within the current year, the Company expects to extend the maturity date or enter into new financing arrangements in order to meet its debt obligations. The Term Loan matures on December 12, 2019.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), multiplied by the statutory reserve rate (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.60% to 2.20%, or (ii) a base rate, ranging from 0.60% to 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of March 31, 2018, the amount outstanding under the Revolving Loans totaled $102.5 million at a weighted average interest rate of 3.8%, and the amount outstanding under the Term Loan totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of March 31, 2018, the all-in rate for the Swapped Term Loan was 3.4%. The Company had $92.6 million in unused capacity, subject to borrowing availability, as of March 31, 2018.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the equity issued from the date of the Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and recourse debt at less than or equal to 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of March 31, 2018.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2018 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Principal Repayments
Remainder of 2018	$102,500
2019	200,000
2020	203,465
2021	35,100
2022	—
Thereafter	56,980
Total	$598,045
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following (in thousands, except weighted average life remaining amounts):

	March 31, 2018	December 31, 2017
Acquired below-market leases, net of accumulated amortization of $5,895 and $5,317, respectively (with a weighted average life remaining of 10.2 years and 10.5 years, respectively)
	$23,205	$23,783
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease liabilities for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Below-market lease amortization	$578	$593

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) - (Continued)

Estimated amortization of the intangible lease liabilities as of March 31, 2018 for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of
Below-Market Leases
Remainder of 2018	$1,735
2019	$2,314
2020	$2,314
2021	$2,314
2022	$2,314
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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
NOTE 10 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred fees and expenses payable to CCI II Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
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
March 31, 2018 (Unaudited) - (Continued)

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
Advisory fees and expenses
The Company pays CCI II Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which, for those assets acquired prior to January 1, 2018, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2017, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2017, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
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
Disposition fees
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CCI II Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three months ended March 31, 2018 and 2017, no disposition fees were incurred for any such services provided by CCI II Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CCI II Advisors may be

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) - (Continued)

entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Distribution and stockholder servicing fees (1)	$49	$48
Acquisition fees and expenses	$—	$1,972
Advisory fees and expenses	$2,590	$2,501
Operating expenses	$313	$465
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $693,000, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Services Agreement
Pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of the Company’s directors, will continue to provide certain services to CCO Group and to the Company, including operational real estate support. The Company is not a party to the Services Agreement. See Note 11 — Economic Dependency for a discussion of the Services Agreement.
Due to Affiliates
As of March 31, 2018 and December 31, 2017, $1.0 million and $1.3 million, respectively, was recorded for services and expenses incurred, but not yet reimbursed to, CCI II Advisors or its affiliates. These amounts are primarily for advisory and operating fees and expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
Additionally, as of March 31, 2018, $550,000 was recorded for services and expenses incurred, but not yet reimbursed, to VEREIT OP or its affiliates. This amount is primarily for operating expenses for the period during which VEREIT OP was an affiliate of our sponsor. This amount was included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of March 31, 2018.
NOTE 11 — ECONOMIC DEPENDENCY
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
March 31, 2018 (Unaudited) - (Continued)

Services Term of the Services Agreement, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
NOTE 12 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2018, the leases had a weighted-average remaining term of 9.7 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of March 31, 2018, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2018	$64,740
2019	87,321
2020	88,671
2021	89,871
2022	91,537
Thereafter	473,561
Total	$895,701
NOTE 13 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2018.
Redemption of Shares of Common Stock
Subsequent to March 31, 2018, the Company redeemed approximately 508,000 shares for $5.3 million at an average per share price of $10.47 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2018 to an amount equal to the net proceeds the Company received from the sale of shares pursuant to the DRIP Offering during the period. The remaining redemption requests received during the three months ended March 31, 2018, totaling approximately 275,000 shares, went unfulfilled.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT II), Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Overview
We were formed on February 26, 2013, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced principal operations on January 13, 2014 when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 275,000 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI II Advisors. On February 1, 2018, the Transaction, as discussed in Note 1 — Organization and Business to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, was completed. As a result of the Transaction, CIM indirectly owns and/or controls CCI II Advisors; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
We ceased issuing shares in the Offering on September 17, 2016, but will continue to issue Class A Shares and Class T Shares under the DRIP Offering until a liquidity event occurs, such as the listing of our shares on a national securities exchange or the sale of our company, or the DRIP Offering is otherwise terminated by the Board. We expect that property acquisitions in 2018 and future periods will be funded by secured or unsecured borrowings from banks and other lenders, proceeds from our DRIP Offering, cash flows from operations and the strategic sale of properties and other assets.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 88% and 89% of total revenue for the three months ended March 31, 2018 and 2017, respectively. As 100% of our rentable square feet was under lease as of March 31, 2018, with a weighted average remaining lease term of 9.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding a credit downgrade for one of our tenants.
Operating Highlights and Key Performance Indicators
2018 Activity

•	Issued approximately 520,000 shares of common stock in the DRIP Offering for proceeds of $5.4 million ($5.2 million in Class A Shares and $207,000 in Class T Shares).

•	Total debt decreased by $3.5 million, from $601.5 million to $598.0 million.
Portfolio Information
As of March 31, 2018, we owned 36 properties comprising 11.4 million rentable square feet of commercial space located in 19 states, which were 100% leased with a weighted average remaining lease term of 9.7 years. As of March 31, 2018, three of our tenants, Keurig Green Mountain, Amazon, and Freeport-McMoRan, accounted for 13%, 12% and 10%, respectively, of our 2018 annualized rental income. As of March 31, 2018, we also had certain geographic concentrations in our property holdings. In particular, as of March 31, 2018, two of our properties were located in Arizona, two properties were located in Massachusetts and three properties were located in Ohio, which accounted for 13%, 13% and 12% of our 2018 annualized rental income, respectively. In addition, we had tenants in the manufacturing, logistics, wholesale, retail-internet, and mining and natural resource industries, which comprised 31%, 13%, 13%, 12% and 10%, respectively, of our 2018 annualized rental income. The following table shows the property statistics of our real estate assets as of March 31, 2018 and 2017:

	March 31,
	2018	2017
Number of commercial properties (1)	36	37
Rentable square feet (in thousands)	11,376	11,174
Percentage of rentable square feet leased	100%	100%
Percentage of investment-grade tenants (2)	56.5%	55.9%
____________________________________

(1)	We completed an expansion project during the year ended December 31, 2017 that connected two existing buildings, resulting in a decrease to our property count.

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

The following table summarizes our real estate acquisition activity during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Commercial properties acquired	—	3
Purchase price of acquired properties (in thousands)	$—	$93,465
Rentable square feet (in thousands)	—	483

Results of Operations
The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		2018 vs 2017 Increase (Decrease)
	2018	2017
Total revenues	$26,658	$25,144	$1,514
General and administrative expenses	$1,037	$1,095	$(58)
Property operating expenses	$1,642	$1,403	$239
Real estate tax expenses	$2,101	$1,956	$145
Advisory fees and expenses	$2,590	$2,501	$89
Acquisition-related expenses	$—	$2,186	$(2,186)
Depreciation and amortization	$9,617	$9,370	$247
Operating income	$9,671	$6,633	$3,038
Interest expense and other, net	$5,936	$5,393	$543
Net income	$3,735	$1,240	$2,495
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $1.5 million during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to recognizing a full period of revenue on three rental income-producing properties acquired during the three months ended March 31, 2017. Rental income from net leased commercial properties accounted for 88% and 89% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $3.1 million of tenant reimbursement income during the three months ended March 31, 2018, compared to $2.8 million during the same period in 2017.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, accounting fees and unused fees on the Credit Facility.
The decrease in general and administrative expenses of $58,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to decreased operating expense reimbursements to our advisor offset by increased state franchise and income taxes.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $239,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to recognizing a full period of property operating expenses on three properties acquired during the three months ended March 31, 2017.
Real Estate Tax Expenses
The increase in real estate tax expenses of $145,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to recognizing a full period of real estate tax expenses on three properties acquired during the three months ended March 31, 2017.

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
The increase in advisory fees and expenses of $89,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to an increase in our average invested assets to $1.32 billion for the three months ended March 31, 2018, compared to $1.26 billion during the three months ended March 31, 2017.
Acquisition-Related Expenses
We reimburse CCI II Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. In April 2017, we adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our acquisitions made after the adoption of ASU 2017-01 qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions will be capitalized. Prior to the adoption of ASU 2017-01 in April 2017, all of our costs related to property acquisitions, including acquisition fees described below, were expensed as incurred. Prior to April 2017, acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. We also pay CCI II Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate.
The decrease in acquisition-related expenses of $2.2 million during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to having no property acquisitions during three months ended March 31, 2018, as compared to the acquisition of three properties for an aggregate purchase price of $93.5 million during the three months ended March 31, 2017. During the three months ended March 31, 2017, acquisition-related costs related to property acquisitions were expensed as incurred.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $247,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to recognizing a full period of depreciation and amortization expenses on three properties acquired during the three months ended March 31, 2017.
Interest Expense and Other, Net
The increase in interest expense and other, net of $543,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding to $598.9 billion during the three months ended March 31, 2018, compared to an average outstanding debt balance of $576.0 billion for the three months ended March 31, 2017.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 32 same store properties for the three months ended March 31, 2018 increased $684,000 to $19.6 million, compared to $18.9 million for the three months ended March 31, 2017. The same store properties were 100% occupied as of March 31, 2018 and 2017. The following table shows the contract rental revenue from properties owned for both of the entire three months ended March 31,

2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended March 31,		Increase (Decrease)
		2018	2017	$ Change	% Change
Rental income – as reported		$23,524	$22,331	$1,193	5%
Less: Amortization(1)		547	562	(15)	(3)%
Less: Straight-line rental income		1,213	1,414	(201)	(14)%
Total contract rental revenue		21,764	20,355	1,409	7%

Less: “Non-same store” properties	4	2,179	1,454	725	50%
“Same store” properties	32	$19,585	$18,901	$684	4%
______________________
(1) Includes amortization of above- and below-market lease intangibles.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001726027 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on September 30, 2018. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on September 30, 2018, equal to $0.001726027 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of March 31, 2018, we had distributions payable of $3.6 million.
During both the three months ended March 31, 2018 and 2017, we paid distributions of $10.4 million, including $5.4 million and $5.5 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2018 was $11.9 million. Net cash provided by operating activities for the three months ended March 31, 2017 was $9.8 million and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offerings, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $2.2 million. Our distributions paid during the three months ended March 31, 2018, including shares issued pursuant to the DRIP Offering, were fully funded by cash flows from operations of $11.9 million. Our distributions for the three months ended March 31, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $9.8 million, or 94%, and proceeds from our Offering of $628,000, or 6%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations, including a one-year holding period. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 275,000 shares for $2.9 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended March 31, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2018, to shares issued pursuant to the DRIP Offering during the respective period. During the three months ended March 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 783,000 shares, of which we redeemed 508,000 shares subsequent to March 31, 2018 for $5.3 million at an average redemption price of $10.47 per share. The remaining redemption requests relating to approximately 275,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP Offering.
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
On August 25, 2016, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP Offering. We will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by the Board, which is currently $10.58 per share for both Class A Shares and Class T Shares as of December 31, 2017.
Our Credit Facility provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan and up to $200.0 million in revolving loans. As of March 31, 2018, we had $92.6 million in unused capacity under the Credit Facility, subject to borrowing availability. As of March 31, 2018, we also had cash and cash equivalents of $2.6 million.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of capital expenditures, operating expenses, distributions and redemptions to stockholders, interest and principal on any current and future indebtedness and future property acquisitions. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations, secured or unsecured borrowings from banks and other lenders, the strategic sale of properties and other assets and the DRIP Offering.
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
Contractual Obligations
As of March 31, 2018, we had $598.0 million of debt outstanding with a weighted average interest rate of 3.8%. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of March 31, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$295,545	$—	$203,465	$35,100	$56,980
Interest payments – fixed rate debt (2)	35,746	12,148	17,634	4,938	1,026
Principal payments – Credit Facility	302,500	102,500	200,000	—	—
Interest payments – Credit Facility (3)	14,250	9,479	4,771	—	—
Total	$648,041	$124,127	$425,870	$40,038	$58,006
____________________________________

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of March 31, 2018, we had $54.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.4% as of March 31, 2018, which is the fixed rate under the interest rate swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 3.8% as of March 31, 2018.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if both approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through March 31, 2018, is based on the purchase price. As of March 31, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 50.0% and our ratio of debt to the fair market value of our gross assets was 45.4%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 49.8%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2018 (dollar amounts in thousands):

Balance as of March 31, 2018
Credit facility and notes payable, net	$596,426
Deferred costs (1)	1,619
Less: Cash and cash equivalents	(2,582)
Net debt	$595,463

Gross real estate assets, net (2)	$1,195,491
Net debt leverage ratio	49.8%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.

Cash Flow Analysis
Operating Activities. During the three months ended March 31, 2018, net cash provided by operating activities increased by $2.1 million to $11.9 million, compared to $9.8 million for the three months ended March 31, 2017. The change was primarily due to the acquisition of three rental-income producing properties during the three months ended March 31, 2017, resulting in an increase in net income of $2.5 million, and an increase in depreciation and amortization of $264,000. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $95.7 million to $0 for the three months ended March 31, 2018, compared to $95.7 million for the three months ended March 31, 2017. The decrease resulted primarily from no property acquisitions occurring during the three months ended March 31, 2018, compared to the acquisition of three properties for an aggregate purchase price of $93.5 million during the three months ended March 31, 2017.
Financing Activities. Net cash used in financing activities was $14.0 million for the three months ended March 31, 2018, compared to net cash provided by financing activities of $80.2 million for the three months ended March 31, 2017. The change was primarily due to a decrease in net borrowings of $90.0 million and an increase in redemptions of common stock of $4.1 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. In addition, pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of our directors, will continue to provide certain services to CCO Group and to us, including operational real estate support. We are not a party to the Services Agreement. See Note 10 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Avraham Shemesh, our chief executive officer, president and one of our directors, who is also a founder and principal of CIM and certain of its affiliates as well as a director of CCPT V, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director to one or more other programs sponsored by CCO Group. One of our directors, Calvin E. Hollis, also serves as a director of CCPT V. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCPT V, CCIT III and Cole Income NAV, as well as chief executive officer and a director for VEREIT, Inc., the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, certain affiliates of CCI II Advisors act as advisors to CCPT IV, CCPT V, Cole Income NAV Strategy, CCIT III and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CCI II Advisors. As such, there may be conflicts of interest where CCI II Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Advisors and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2018, we had $102.5 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $513,000 per year.
As of March 31, 2018, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate fair value of the net derivative asset of $4.2 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2018, an increase of 50 basis points in interest rates would result in a change of $2.0 million to the fair value of the net derivative asset, resulting in a net derivative asset of $6.2 million. A decrease of 50 basis points in interest rates would result in a change of $2.1 million to the fair value of the net derivative asset, resulting in a net derivative asset of $2.1 million.
As the information presented above includes only those exposures that existed as of March 31, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Board has adopted a share redemption program that permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations described in the Registration Statement. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate the share redemption program at any time upon 30 days’ notice. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 275,000 shares for $2.9 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended March 31, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2018, to shares issued pursuant to the DRIP Offering during the respective period. The estimated per share NAV of $10.58 determined by the Board as of December 31, 2017 serves as the most recent estimated value for purposes of the share redemption program, effective March 28, 2018, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2018, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 – January 31, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
February 1, 2018 – February 28, 2018
Class A Shares	518,120	$10.28	518,120	(1)
Class T Shares	11,294	$9.83	11,294	(1)
March 1, 2018 – March 31, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	529,414		529,414	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: May 14, 2018