Form 10-Q
period 2018-06-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2018-08-13
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018, there were approximately 64.7 million shares of Class A common stock, par value $0.01 per share, and 2.5 million shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$103,418	$102,055
Buildings and improvements	999,434	997,738
Intangible lease assets	124,962	124,952
Total real estate assets, at cost	1,227,814	1,224,745
Less: accumulated depreciation and amortization	(119,180)	(99,882)
Total real estate assets, net	1,108,634	1,124,863
Cash and cash equivalents	2,979	4,845
Restricted cash	1,598	1,431
Rents and tenant receivables	24,838	23,321
Derivative assets, prepaid expenses and other assets	5,114	3,679
Deferred costs, net	364	760
Total assets	$1,143,527	$1,158,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$599,581	$599,771
Accounts payable and accrued expenses	6,614	6,897
Due to affiliates	1,207	1,274
Intangible lease liabilities, net	22,627	23,783
Distributions payable	3,473	3,589
Deferred rental income and other liabilities	3,516	4,231
Total liabilities	637,018	639,545
Commitments and contingencies
Redeemable common stock	27,788	27,765
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 64,854,906 and 64,884,543 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	649	649
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,539,719 and 2,515,860 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	25	25
Capital in excess of par value	583,279	583,279
Accumulated distributions in excess of earnings	(109,610)	(95,306)
Accumulated other comprehensive income	4,378	2,942
Total stockholders’ equity	478,721	491,589
Total liabilities, redeemable common stock and stockholders’ equity	$1,143,527	$1,158,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$23,290	$22,876	$46,814	$45,207
Tenant reimbursement income	2,966	2,406	6,100	5,219
Total revenues	26,256	25,282	52,914	50,426
Operating expenses:
General and administrative	1,179	1,176	2,216	2,271
Property operating	1,588	1,007	3,230	2,410
Real estate tax	2,034	2,099	4,135	4,055
Advisory fees and expenses	2,718	2,561	5,308	5,062
Acquisition-related	85	28	85	2,214
Depreciation and amortization	9,618	9,489	19,235	18,859
Total operating expenses	17,222	16,360	34,209	34,871
Operating income	9,034	8,922	18,705	15,555
Other income (expense):
Interest expense and other, net	(6,117)	(5,714)	(12,053)	(11,107)
Net income	$2,917	$3,208	$6,652	$4,448

Class A Common Stock:
Net income	$2,856	$3,139	$6,498	$4,380
Basic and diluted weighted average number of common shares outstanding	64,837,330	65,312,879	64,850,675	65,136,799
Basic and diluted net income per common share	$0.04	$0.05	$0.10	$0.07
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31

Class T Common Stock:
Net income	$61	$69	$154	$68
Basic and diluted weighted average number of common shares outstanding	2,534,652	2,481,772	2,528,381	2,471,673
Basic and diluted net income per common share	$0.02	$0.03	$0.06	$0.03
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$2,917	$3,208	$6,652	$4,448
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate swaps	586	(575)	1,952	(80)
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(368)	222	(516)	585
Total other comprehensive income (loss)	218	(353)	1,436	505
Total comprehensive income	$3,135	$2,855	$8,088	$4,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	64,884,543	$649	2,515,860	$25	$583,279	$(95,306)	$2,942	$491,589
Issuance of common stock	993,858	10	39,956	—	10,792	—	—	10,802
Distributions declared	—	—	—	—	—	(20,956)	—	(20,956)
Redemptions of common stock	(1,023,495)	(10)	(16,097)	—	(10,769)	—	—	(10,779)
Changes in redeemable common stock	—	—	—	—	(23)	—	—	(23)
Comprehensive income	—	—	—	—	—	6,652	1,436	8,088
Balance, June 30, 2018	64,854,906	$649	2,539,719	$25	$583,279	$(109,610)	$4,378	$478,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$6,652	$4,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	18,141	17,749
Amortization of deferred financing costs	706	703
Straight-line rental income	(2,291)	(2,800)
Changes in assets and liabilities:
Rents and tenant receivables	774	(295)
Prepaid expenses and other assets	1	290
Accounts payable and accrued expenses	(795)	(156)
Deferred rental income and other liabilities	(715)	1,134
Due to affiliates	32	(1,189)
Net cash provided by operating activities	22,505	19,884
Cash flows from investing activities:
Investment in real estate assets	(1,363)	(93,465)
Real estate developments and capital expenditures	(1,193)	(7,278)
Payment of property escrow deposits	(50)	(1,600)
Refund of property escrow deposits	50	1,600
Net cash used in investing activities	(2,556)	(100,743)
Cash flows from financing activities:
Distribution and stockholder servicing fees paid	(99)	(98)
Redemptions of common stock	(10,779)	(3,082)
Distributions to stockholders	(10,270)	(10,003)
Proceeds from credit facility and notes payable	20,500	103,000
Repayments of credit facility and notes payable	(21,000)	(15,000)
Deferred financing costs paid	—	(20)
Net cash (used in) provided by financing activities	(21,648)	74,797
Net decrease in cash and cash equivalents and restricted cash	(1,699)	(6,062)
Cash and cash equivalents and restricted cash, beginning of period	6,276	10,436
Cash and cash equivalents and restricted cash, end of period	$4,577	$4,374
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$2,979	$2,959
Restricted cash	1,598	1,415
Total cash and cash equivalents and restricted cash	$4,577	$4,374
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,473	$3,501
Accrued capital expenditures	$672	$1,684
Change in fair value of interest rate swaps	$1,436	$505
Common stock issued through distribution reinvestment plan	$10,802	$11,084
Supplemental Cash Flow Disclosures:
Interest paid	$11,478	$10,167
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited)

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
On February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and the Company’s dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and the dealer manager’s name was changed to CCO Capital, LLC (“CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries (collectively, “CCO Group”), and CCO Group, LLC owns and controls CCI II Advisors, CCO Capital and CREI Advisors, the Company’s external advisor, dealer manager for the Offering (as defined below) and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to the Company, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial (CCIT III), Inc. (“CCIT III”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT IV, CCPT V, CCIT III, Cole Income NAV Strategy and the Company, collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of the Company’s advisor, dealer manager, property manager and sponsor, the Company expects that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services it receives will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. CCO Group, LLC is evaluating and intends to effectuate during the Initial Services Term of the Services Agreement an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
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
June 30, 2018 (Unaudited) - (Continued)

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
As of June 30, 2018, the Company had issued approximately 71.1 million shares of common stock in the Offerings for gross offering proceeds of $716.2 million ($689.2 million in Class A Shares and $27.0 million in Class T Shares) before offering costs, selling commissions, and dealer manager fees of $66.2 million. In addition, as of June 30, 2018, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $376,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $643,000. As of June 30, 2018, the Company owned 36 office and industrial properties, comprising approximately 11.4 million rentable square feet of commercial space located in 19 states. As of June 30, 2018, the rentable square feet at these properties was 100% leased.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) - (Continued)

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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. In connection with the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, transfers to or from restricted cash, which have previously been shown in the Company’s investing activities section of the condensed consolidated statements of cash flows, are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in an increase in cash flows used in investing activities of $2.0 million during the six months ended June 30, 2017.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) - (Continued)

Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2018 or 2017.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2018 or December 31, 2017.
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
In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities, as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations and, as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated.
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings and improvements, and are depreciated over their respective useful lives. During the six months ended June 30, 2018, no interest expense associated with development projects was capitalized. During the six months ended June 30, 2017, the Company capitalized $53,000 of interest expense associated with development projects.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) - (Continued)

Restricted Cash
The Company had $1.6 million and $1.4 million in restricted cash as of June 30, 2018 and December 31, 2017, respectively. Included in restricted cash was $1.4 million and $1.2 million held by lenders in lockbox accounts as of June 30, 2018 and December 31, 2017, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $187,000 and $165,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of June 30, 2018 and December 31, 2017, respectively.
Revenue Recognition
Certain properties have leases where the minimum rental payment increases during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it does not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of June 30, 2018 and December 31, 2017, the Company did not have an allowance for uncollectible accounts.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2018 and 2017. Distributions per share are calculated based on the authorized daily distribution rate.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated financial statements.
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 and subsequent amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) - (Continued)

years, with early adoption permitted. The guidance, including optional practical expedients, should be implemented for the earliest period presented using a modified retrospective approach. The Company is currently in the process of assessing the inventory of its leases that will be impacted by adoption of the new guidance. The Company does not expect the adoption to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU are designed to help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of ASU 2017-12, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company adopted ASU 2017-12 during the first quarter of fiscal year 2018 and determined there was no material impact on the Company’s condensed consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2018, the estimated fair value of the Company’s debt was $600.0 million, compared to a carrying value of $601.0 million. The estimated fair value of the Company’s debt was $603.0 million as of December 31, 2017, compared to a carrying value on that date of $601.5 million.
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
June 30, 2018 (Unaudited) - (Continued)

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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2018 and as of December 31, 2017 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$4,378	$—	$4,378	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$2,942	$—	$2,942	$—
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the six months ended June 30, 2018, the Company did not acquire any properties.
2018 Development Project
During the six months ended June 30, 2018, the Company acquired one land parcel, upon which a 120,000 square foot expansion of an existing property is expected to be constructed. The land was acquired for an aggregate cost of $1.4 million and is included in land on the accompanying condensed consolidated unaudited balance sheet.
During the six months ended June 30, 2018, the Company capitalized expenses of $1.6 million as construction in progress associated with the expansion project. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress will be transferred to buildings, fixtures and improvements and will be depreciated over their respective useful lives. As of June 30, 2018, the Company has committed to invest an additional estimated $6.4 million related to the development project.
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
June 30, 2018 (Unaudited) - (Continued)

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
Pro forma basis (unaudited):
Revenue	$25,282	$22,699	$51,315	$44,769
Net income (loss)	$3,208	$(983)	$5,850	$(1,194)
The unaudited pro forma information for the six months ended June 30, 2017 was adjusted to exclude $2.1 million of acquisition-related fees and expenses recorded during such period related to the 2017 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the six months ended June 30, 2016.
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
2017 Development Project
During the six months ended June 30, 2017, the Company capitalized expenses of $8.6 million as construction in progress associated with the expansion of an existing property. When the development project was substantially complete in September 2017, the amounts capitalized to construction in progress during the construction period were transferred to buildings and improvements and began depreciating over their respective useful lives.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands, except weighted average life):

	June 30, 2018	December 31, 2017
In-place leases and other intangibles, net of accumulated amortization of $33,142 and $27,932, respectively (with a weighted average life remaining of 9.2 years and 9.7 years, respectively)
	$90,258	$95,459
Acquired above-market leases, net of accumulated amortization of $453 and $391, respectively (with a weighted average life remaining of 8.8 years and 9.3 years, respectively)
	1,109	1,170
	$91,367	$96,629

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) - (Continued)

Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
In-place lease and other intangible amortization	$2,604	$2,577	$5,208	$5,175
Above-market lease amortization	$31	$31	$62	$62
As of June 30, 2018, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2018	$5,208	$62
2019	$10,417	$125
2020	$10,417	$125
2021	$10,417	$125
2022	$10,417	$125
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the six months ended June 30, 2018. As of June 30, 2018, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets as of
	Balance Sheet Location	June 30, 2018				June 30, 2018	December 31, 2017
Interest Rate Swaps	Derivative assets, prepaid expenses and other assets	$254,070	3.29% to 3.35%	2/10/2015 to 3/19/2015	12/12/2019 to 4/1/2020	$4,378	$2,942
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2018.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended June 30, 2018 and 2017, the amounts reclassified were a gain of $368,000 and a loss of $222,000, respectively, and for the six months ended June 30, 2018 and 2017, the amounts reclassified were a gain of $516,000 and a loss of $585,000, respectively. During the next 12 months, the Company estimates that an additional $2.6 million will be reclassified from other comprehensive income as a decrease to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) - (Continued)

obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest. As of June 30, 2018, all derivative instruments were in an asset position. Therefore, there was no termination value as of June 30, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2018.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of June 30, 2018, the Company had $599.6 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.8% and weighted average years to maturity of 1.9 years. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of June 30, 2018 and December 31, 2017 and the debt activity for the six months ended June 30, 2018 (in thousands):

		During the Six Months Ended June 30, 2018
	Balance as of December 31, 2017	Debt Issuance, Net	Repayments	Accretion	Balance as of June 30, 2018
Fixed rate debt	$295,545	$—	$—	$—	$295,545
Credit facility	306,000	20,500	(21,000)	—	305,500
Total debt	601,545	20,500	(21,000)	—	601,045
Deferred costs (1)	(1,774)	—	—	310	(1,464)
Total debt, net	$599,771	$20,500	$(21,000)	$310	$599,581
______________________

(1)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility, as defined below.
As of June 30, 2018, the fixed rate debt outstanding of $295.5 million included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to October 2023. As of June 30, 2018, the fixed rate debt had a weighted average interest rate of 4.1%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $488.5 million as of June 30, 2018. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
The Company has an amended, unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan (the “Term Loan”) and up to $200.0 million in unsecured revolving loans (the “Revolving Loans”). The Revolving Loans mature on December 12, 2018; however, the Company may elect to extend the maturity date of such loans to December 12, 2019, subject to satisfying certain conditions described in the Credit Agreement. These conditions include providing notice of the election and paying an extension fee of 0.2% of the maximum amount of Revolving Loans. With respect to the Company’s $105.5 million of Revolving Loans maturing within the current year, the Company expects to extend the maturity date or enter into new financing arrangements in order to meet its debt obligations. The Term Loan matures on December 12, 2019.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), multiplied by the statutory reserve rate (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.60% to 2.20%, or (ii) a base rate, ranging from 0.60% to 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of June 30, 2018, the amount outstanding under the Revolving Loans totaled $105.5 million at a weighted average interest rate of 4.1%, and the amount outstanding under the Term Loan totaled $200.0 million, all of which was subject to an interest rate swap agreement (the

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) - (Continued)

“Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of June 30, 2018, the all-in rate for the Swapped Term Loan was 3.3%. The Company had $89.6 million in unused capacity, subject to borrowing availability, as of June 30, 2018.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the equity issued from the date of the Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and recourse debt at less than or equal to 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of June 30, 2018.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2018 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Principal Repayments
Remainder of 2018	$105,500
2019	200,000
2020	203,465
2021	35,100
2022	—
Thereafter	56,980
Total	$601,045
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following (in thousands, except weighted average life remaining amounts):

	June 30, 2018	December 31, 2017
Acquired below-market leases, net of accumulated amortization of $6,473 and $5,317, respectively (with a weighted average life remaining of 10.0 years and 10.5 years, respectively)
	$22,627	$23,783
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease liabilities for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Below-market lease amortization	$578	$578	$1,156	$1,172
Estimated amortization of the intangible lease liabilities as of June 30, 2018 for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of
Below-Market Leases
Remainder of 2018	$1,157
2019	$2,314
2020	$2,314
2021	$2,314
2022	$2,314

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) - (Continued)

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
June 30, 2018 (Unaudited) - (Continued)

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
Disposition fees
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CCI II Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and six months ended June 30, 2018 and 2017, no disposition fees were incurred for any such services provided by CCI II Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CCI II Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2018 and 2017, no subordinated performance fees were incurred related to any such events.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) - (Continued)

The Company incurred fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distribution and stockholder servicing fees (1)	$50	$50	$99	$98
Acquisition fees and expenses	$85	$25	$85	$1,997
Advisory fees and expenses	$2,718	$2,561	$5,308	$5,062
Operating expenses	$436	$365	$749	$830
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $643,000, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Services Agreement
Pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of the Company’s directors, will continue to provide certain services to CCO Group and to the Company, including operational real estate support. The Company is not a party to the Services Agreement. See Note 11 — Economic Dependency for a discussion of the Services Agreement.
Due to Affiliates
As of June 30, 2018 and December 31, 2017, $1.2 million and $1.3 million, respectively, was recorded for services and expenses incurred, but not yet reimbursed to, CCI II Advisors or its affiliates. These amounts are primarily for advisory fees and operating fees and expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) - (Continued)

NOTE 12 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2018, the leases had a weighted-average remaining term of 9.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of June 30, 2018, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2018	$43,468
2019	87,319
2020	88,669
2021	89,868
2022	91,534
Thereafter	473,544
Total	$874,402
NOTE 13 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2018.
Redemption of Shares of Common Stock
Subsequent to June 30, 2018, the Company redeemed approximately 512,000 shares for $5.4 million at an average per share price of $10.53 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2018 to an amount equal to the net proceeds the Company received from the sale of shares pursuant to the DRIP Offering during the period. The remaining redemption requests received during the three months ended June 30, 2018, totaling approximately 320,000 shares, went unfulfilled.

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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. The tenant generally agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease. There are various forms of net leases, most typically classified as either triple-net or double-net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance).
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 89% and 90% of total revenue for the three months ended June 30, 2018 and 2017, respectively, and 88% and 90% of total revenue for the six months ended June 30, 2018 and 2017. As 100% of our rentable square feet was under lease as of June 30, 2018, with a weighted average remaining lease term of 9.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2018 Activity

•
Acquired one land parcel for an aggregate amount of $1.4 million, upon which a 120,000 square foot expansion of an existing property is expected to be constructed, and capitalized expenses of $1.6 million associated with the expansion project.

•	Issued approximately 1.0 million shares of common stock in the DRIP Offering for proceeds of $10.8 million ($10.4 million in Class A Shares and $418,000 in Class T Shares).

•	Total debt decreased by $500,000, from $601.5 million to $601.0 million.
Portfolio Information
As of June 30, 2018, we owned 36 properties comprising 11.4 million rentable square feet of commercial space located in 19 states, which were 100% leased with a weighted average remaining lease term of 9.5 years. As of June 30, 2018, three of our tenants, Keurig Green Mountain, Amazon, and Freeport-McMoRan, accounted for 13%, 12% and 10%, respectively, of our 2018 annualized rental income. As of June 30, 2018, we also had certain geographic concentrations in our property holdings. In particular, as of June 30, 2018, two of our properties were located in Arizona, two properties were located in Massachusetts and three properties were located in Ohio, which accounted for 13%, 13% and 12% of our 2018 annualized rental income, respectively. In addition, we had tenants in the manufacturing, logistics, wholesale, retail-internet, and mining and natural resource industries, which comprised 31%, 13%, 13%, 12% and 10%, respectively, of our 2018 annualized rental income. The following table shows the property statistics of our real estate assets as of June 30, 2018 and 2017:

	June 30,
	2018	2017
Number of commercial properties (1)	36	37
Rentable square feet (in thousands)	11,376	11,174
Percentage of rentable square feet leased	100%	100%
Percentage of investment-grade tenants (2)	69.2%	55.9%
____________________________________

(1)	We completed an expansion project during the year ended December 31, 2017 that connected two existing buildings, resulting in a decrease to our property count.

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

The following table summarizes our real estate acquisition activity during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commercial properties acquired	—	—	—	3
Purchase price of acquired properties (in thousands)	$—	$—	$—	$93,465
Rentable square feet (in thousands)	—	—	—	483

Results of Operations
The following table provides summary information about our results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		2018 vs 2017 Increase (Decrease)	Six Months Ended June 30,		2018 vs 2017 Increase (Decrease)
	2018	2017		2018	2017
Total revenues	$26,256	$25,282	$974	$52,914	$50,426	$2,488
General and administrative expenses	$1,179	$1,176	$3	$2,216	$2,271	$(55)
Property operating expenses	$1,588	$1,007	$581	$3,230	$2,410	$820
Real estate tax expenses	$2,034	$2,099	$(65)	$4,135	$4,055	$80
Advisory fees and expenses	$2,718	$2,561	$157	$5,308	$5,062	$246
Acquisition-related expenses	$85	$28	$57	$85	$2,214	$(2,129)
Depreciation and amortization	$9,618	$9,489	$129	$19,235	$18,859	$376
Operating income	$9,034	$8,922	$112	$18,705	$15,555	$3,150
Interest expense and other, net	$6,117	$5,714	$403	$12,053	$11,107	$946
Net income	$2,917	$3,208	$(291)	$6,652	$4,448	$2,204
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $974,000 and $2.5 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to recognizing a full period of revenue on three rental income-producing properties acquired during the six months ended June 30, 2017. Rental income from net leased commercial properties accounted for 89% and 90% of our total revenue for the three months ended June 30, 2018 and 2017, respectively, and 88% and 90% of our total revenue for the six months ended June 30, 2018 and 2017, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $3.0 million and $6.1 million of tenant reimbursement income during the three and six months ended June 30, 2018, respectively, compared to $2.4 million and $5.2 million, respectively, during the same periods in 2017.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, accounting fees and unused fees on the Credit Facility.
General and administrative expenses remained consistent during the three and six months ended June 30, 2018 compared to the same periods in 2017.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $581,000 and $820,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to recognizing a full period of property operating expenses on three properties acquired during the six months ended June 30, 2017.
Real Estate Tax Expenses
Real estate tax expenses remained consistent during the three and six months ended June 30, 2018 compared to the same periods in 2017.

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
The increase in advisory fees and expenses of $157,000 and $246,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to an increase in our average invested assets to $1.32 billion for the three and six months ended June 30, 2018, compared to $1.30 billion and $1.28 billion, respectively, during the same periods in 2017.
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
The increase in acquisition-related expenses of $57,000 during the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in advisor reimbursements.
The decrease in acquisition-related expenses of $2.1 million during the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to having no property acquisitions during the six months ended June 30, 2018, as compared to the acquisition of three properties for an aggregate purchase price of $93.5 million during the six months ended June 30, 2017. The acquisitions were all acquired prior to the adoption of ASU 2017-01 in April 2017 and were accounted for as business combinations. Thus, acquisition-related costs related to the property acquisitions were expensed as incurred.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $129,000 and $376,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to recognizing a full period of depreciation and amortization expenses on three properties acquired during the six months ended June 30, 2017.
Interest Expense and Other, Net
The increase in interest expense and other, net of $403,000 and $946,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to an increase in the weighted average interest rate to 3.8% as of June 30, 2018, from 3.7% as of June 30, 2017, coupled with an increase in the average aggregate amount of debt outstanding to $599.7 million and $599.3 million during the three and six months ended June 30, 2018, respectively, compared to an average outstanding debt balance of $590.2 million and $583.1 million for the three and six months ended June 30, 2017, respectively.
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

“Non-same store” properties, for purposes of the table below, includes properties acquired on or after April 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 35 same store properties for the three months ended June 30, 2018 increased $489,000 to $21.1 million, compared to $20.6 million for the three months ended June 30, 2017. The same store properties were 100% occupied as of June 30, 2018 and 2017. The following table shows the contract rental revenue from properties owned for both of the entire three months ended June 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended June 30,		Increase (Decrease)
		2018	2017	$ Change	% Change
Rental income – as reported		$23,290	$22,876	$414	2%
Less: Amortization(1)		547	548	(1)	*%
Less: Straight-line rental income		1,078	1,387	(309)	(22)%
Total contract rental revenue		21,665	20,941	724	3%

Less: “Non-same store” properties	1	603	368	235	64%
“Same store” properties	35	$21,062	$20,573	$489	2%
______________________

*	Represents less than 1% change.
(1) Includes amortization of above- and below-market lease intangibles.
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 32 same store properties for the six months ended June 30, 2018 increased $1.1 million to $39.1 million compared to $37.9 million for the six months ended June 30, 2017. The same store properties were 100% occupied as of June 30, 2018 and 2017. The following table shows the contract rental revenue from properties owned for both of the entire six months ended June 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Six Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2018	2017	$ Change	% Change
Rental income – as reported		$46,814	$45,207	$1,607	4%
Less: Amortization(1)		1,094	1,110	(16)	(1)%
Less: Straight-line rental income		2,291	2,800	(509)	(18)%
Total contract rental revenue		43,429	41,297	2,132	5%

Less: “Non-same store” properties	4	4,366	3,350	1,016	30%
“Same store” properties	32	$39,063	$37,947	$1,116	3%
______________________
(1) Includes amortization of above- and below-market lease intangibles.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001726027 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on December 31, 2018. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on December 31, 2018, equal to $0.001726027 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of June 30, 2018, we had distributions payable of $3.5 million.
During both the six months ended June 30, 2018 and 2017, we paid distributions of $21.1 million, including $10.8 million and $11.1 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2018 was $22.5 million. Net cash provided by operating activities for the six months ended June 30, 2017 was $19.9 million and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offerings, including proceeds from the DRIP Offering. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $2.2 million. Our distributions paid during the six months ended June 30, 2018, including shares issued pursuant to the DRIP Offering, were fully funded by cash flows from operations of $22.5 million. Our distributions for the six months ended June 30, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $19.9 million, or 94%, and proceeds from our Offering of $1.2 million, or 6%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations, including a one-year holding period. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 320,000 shares for $3.4 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended June 30, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2018, to shares issued pursuant to the DRIP Offering during the respective period. During the six months ended June 30, 2018, we received valid redemption requests under our share redemption program totaling approximately 1.3 million shares, of which we redeemed approximately 510,000 shares as of June 30, 2018 for $5.3 million at an average redemption price of $10.47 per share and approximately 512,000 shares subsequent to June 30, 2018 for $5.4 million at an average redemption price of $10.53 per share. The remaining redemption requests relating to approximately 320,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP Offering.
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
Our Credit Facility provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan and up to $200.0 million in revolving loans. As of June 30, 2018, we had $89.6 million in unused capacity under the Credit Facility, subject to borrowing availability. As of June 30, 2018, we also had cash and cash equivalents of $3.0 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, redemptions, certain capital expenditures, and interest and principal on current and any future debt financings, including principal repayments of $105.5 million due December 2018. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders. With respect to our debt maturing within the current year, we expect to either extend the maturity date or enter into new financing arrangements in order to meet our debt obligations. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

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
Contractual Obligations
As of June 30, 2018, we had $601.0 million of debt outstanding with a weighted average interest rate of 3.8%. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$295,545	$—	$203,465	$35,100	$56,980
Interest payments – fixed rate debt (2)	32,714	12,148	15,473	4,580	513
Principal payments – Credit Facility	305,500	105,500	200,000	—	—
Interest payments – Credit Facility (3)	11,620	8,602	3,018	—	—
Total	$645,379	$126,250	$421,956	$39,680	$57,493
____________________________________

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2018, we had $54.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.3% as of June 30, 2018, which is the fixed rate under the interest rate swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 4.1% as of June 30, 2018.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if both approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through June 30, 2018, is based on the purchase price. As of June 30, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 50.1% and our ratio of debt to the fair market value of our gross assets was 45.6%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of June 30, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 49.9%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of June 30, 2018 (dollar amounts in thousands):

Balance as of June 30, 2018
Credit facility and notes payable, net	$599,581
Deferred costs (1)	1,464
Less: Cash and cash equivalents	(2,979)
Net debt	$598,066

Gross real estate assets, net (2)	$1,198,714
Net debt leverage ratio	49.9%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2018, net cash provided by operating activities increased by $2.6 million to $22.5 million, compared to $19.9 million for the six months ended June 30, 2017. The change was primarily due to the acquisition of three rental-income producing properties during the six months ended June 30, 2017, resulting in an increase in net income of $2.2 million, an increase in depreciation and amortization of $395,000, and an increase in straight-line rental income of $509,000, offset by a net decrease in the changes in working capital accounts of $487,000. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $98.1 million to $2.6 million for the six months ended June 30, 2018, compared to $100.7 million for the six months ended June 30, 2017. The decrease resulted primarily from there being no property acquisitions and capital expenditures of $1.2 million related to the development project at an existing property during the six months ended June 30, 2018, compared to the acquisition of three properties for an aggregate purchase price of $93.5 million and capital expenditures of $7.3 million related to the development project at an existing property during the six months ended June 30, 2017.
Financing Activities. Net cash used in financing activities was $21.6 million for the six months ended June 30, 2018, compared to net cash provided by financing activities of $74.8 million for the six months ended June 30, 2017. The change was primarily due to a decrease in net borrowings of $88.5 million and an increase in redemptions of common stock of $7.7 million.
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
Conflicts of Interest
Avraham Shemesh, our chief executive officer, president and the chairman of our board of directors, who is also a founder and principal of CIM and certain of its affiliates as well as a director of CCPT V, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director to one or more other programs sponsored by CCO Group. One of our directors, Calvin E. Hollis, also serves as a director of CCPT V. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCPT V, CCIT III and Cole Income NAV, as well as chief executive officer and a director for VEREIT, Inc., the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, certain affiliates of CCI II Advisors act as advisors to CCPT IV, CCPT V, Cole Income NAV Strategy, CCIT III and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CCI II Advisors. As such, there may be conflicts of interest where CCI II Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Advisors and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of June 30, 2018, we had $105.5 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $528,000 per year.
As of June 30, 2018, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate fair value of the net derivative asset of $4.4 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2018, an increase of 50 basis points in interest rates would result in a change of $1.8 million to the fair value of the net derivative asset, resulting in a net derivative asset of $6.2 million. A decrease of 50 basis points in interest rates would result in a change of $1.8 million to the fair value of the net derivative asset, resulting in a net derivative asset of $2.6 million.
As the information presented above includes only those exposures that existed as of June 30, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Board has adopted a share redemption program that permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations described in the Registration Statement. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate the share redemption program at any time upon 30 days’ notice. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 320,000 shares for $3.4 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended June 30, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2018, to shares issued pursuant to the DRIP Offering during the respective period. The estimated per share NAV of $10.58 determined by the Board as of December 31, 2017 serves as the most recent estimated value for purposes of the share redemption program, effective March 28, 2018, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2018, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 – April 30, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
May 1, 2018 – May 31, 2018
Class A Shares	505,375	$10.48	505,375	(1)
Class T Shares	4,803	$10.10	4,803	(1)
June 1, 2018 – June 30, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	510,178		510,178	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On August 9, 2018, the Board approved the adoption of the Cole Office & Industrial REIT (CCIT II), Inc. 2018 Equity Incentive Plan (the “Plan”). Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: August 13, 2018