Form 10-Q
period 2018-09-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2018-11-14
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2018, there were approximately 64.7 million shares of Class A common stock, par value $0.01 per share, and 2.5 million shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$103,418	$102,055
Buildings and improvements	1,003,545	997,738
Intangible lease assets	124,965	124,952
Total real estate assets, at cost	1,231,928	1,224,745
Less: accumulated depreciation and amortization	(128,830)	(99,882)
Total real estate assets, net	1,103,098	1,124,863
Cash and cash equivalents	3,374	4,845
Restricted cash	1,541	1,431
Rents and tenant receivables	26,071	23,321
Derivative assets, prepaid expenses and other assets	4,697	3,679
Deferred costs, net	166	760
Total assets	$1,138,947	$1,158,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$599,736	$599,771
Accounts payable and accrued expenses	9,408	6,897
Due to affiliates	1,162	1,274
Intangible lease liabilities, net	22,048	23,783
Distributions payable	3,472	3,589
Deferred rental income and other liabilities	4,326	4,231
Total liabilities	640,152	639,545
Commitments and contingencies
Redeemable common stock	27,737	27,765
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 64,838,893 and 64,884,543 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	648	649
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,548,374 and 2,515,860 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	26	25
Capital in excess of par value	583,272	583,279
Accumulated distributions in excess of earnings	(117,050)	(95,306)
Accumulated other comprehensive income	4,162	2,942
Total stockholders’ equity	471,058	491,589
Total liabilities, redeemable common stock and stockholders’ equity	$1,138,947	$1,158,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$23,417	$23,832	$70,231	$69,039
Tenant reimbursement income	3,160	2,964	9,260	8,183
Total revenues	26,577	26,796	79,491	77,222
Operating expenses:
General and administrative	1,267	1,254	3,483	3,525
Property operating	1,655	1,661	4,885	4,071
Real estate tax	2,066	1,924	6,201	5,979
Advisory fees and expenses	2,599	2,620	7,907	7,682
Acquisition-related	4	—	89	2,214
Depreciation and amortization	9,620	9,552	28,855	28,411
Total operating expenses	17,211	17,011	51,420	51,882
Operating income	9,366	9,785	28,071	25,340
Other expense:
Interest expense and other, net	(6,157)	(5,733)	(18,210)	(16,840)
Net income	$3,209	$4,052	$9,861	$8,500

Class A Common Stock:
Net income	$3,137	$3,951	$9,635	$8,332
Basic and diluted weighted average number of common shares outstanding	64,837,707	65,454,626	64,859,565	65,243,906
Basic and diluted net income per common share	$0.05	$0.06	$0.15	$0.13
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47

Class T Common Stock:
Net income	$72	$101	$226	$168
Basic and diluted weighted average number of common shares outstanding	2,545,215	2,500,427	2,534,054	2,481,363
Basic and diluted net income per common share	$0.03	$0.04	$0.09	$0.07
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$3,209	$4,052	$9,861	$8,500
Other comprehensive (loss) income
Unrealized gain on interest rate swaps	263	96	2,216	16
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(480)	91	(996)	676
Total other comprehensive (loss) income	(217)	187	1,220	692
Total comprehensive income	$2,992	$4,239	$11,081	$9,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	64,884,543	$649	2,515,860	$25	$583,279	$(95,306)	$2,942	$491,589
Issuance of common stock	1,478,457	14	59,741	1	16,123	—	—	16,138
Distributions declared	—	—	—	—	—	(31,605)	—	(31,605)
Redemptions of common stock	(1,524,107)	(15)	(27,227)	—	(16,158)	—	—	(16,173)
Changes in redeemable common stock	—	—	—	—	28	—	—	28
Comprehensive income	—	—	—	—	—	9,861	1,220	11,081
Balance, September 30, 2018	64,838,893	$648	2,548,374	$26	$583,272	$(117,050)	$4,162	$471,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$9,861	$8,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	27,213	26,754
Amortization of deferred financing costs	1,059	1,056
Straight-line rental income	(3,378)	(4,587)
Changes in assets and liabilities:
Rents and tenant receivables	628	306
Prepaid expenses and other assets	202	139
Accounts payable and accrued expenses	1,148	1,996
Deferred rental income and other liabilities	95	(773)
Due to affiliates	38	(1,098)
Net cash provided by operating activities	36,866	32,293
Cash flows from investing activities:
Investment in real estate assets	(1,363)	(93,465)
Real estate developments and capital expenditures	(4,457)	(10,113)
Payment of property escrow deposits	(50)	(1,600)
Refund of property escrow deposits	50	1,600
Net cash used in investing activities	(5,820)	(103,578)
Cash flows from financing activities:
Distribution and stockholder servicing fees paid	(150)	(147)
Redemptions of common stock	(16,173)	(7,950)
Distributions to stockholders	(15,584)	(15,166)
Proceeds from credit facility and notes payable	28,000	113,600
Repayments of credit facility and notes payable	(28,500)	(24,600)
Deferred financing costs paid	—	(20)
Net cash (used in) provided by financing activities	(32,407)	65,717
Net decrease in cash and cash equivalents and restricted cash	(1,361)	(5,568)
Cash and cash equivalents and restricted cash, beginning of period	6,276	10,436
Cash and cash equivalents and restricted cash, end of period	$4,915	$4,868
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$3,374	$3,003
Restricted cash	1,541	1,865
Total cash and cash equivalents and restricted cash	$4,915	$4,868
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,472	$3,504
Accrued capital expenditures	$1,523	$1,139
Change in fair value of interest rate swaps	$1,220	$692
Common stock issued through distribution reinvestment plan	$16,138	$16,659
Supplemental Cash Flow Disclosures:
Interest paid	$17,155	$15,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited)

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
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP is obligated to provide certain services to CCO Group and to the Company, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial (CCIT III), Inc. (“CCIT III”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT IV, CCPT V, CCIT III, Cole Income NAV Strategy and the Company, collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-187470) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 17, 2013, the Company commenced its initial public offering (the “Offering”) on a “best efforts” basis, initially offering up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares, as defined below) in the primary offering at a price of $10.00 per share, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $9.50 per share. In March, 2016, the Company reclassified a portion of its unissued Class A common stock (the “Class A Shares”) as Class T common stock (the “Class T Shares”) and commenced sales of Class T Shares thereafter upon receipt of the required regulatory approvals.
The Company ceased issuing shares in the Offering on September 17, 2016. The unsold Class A Shares and Class T Shares of $2.3 billion in the aggregate were subsequently deregistered. In addition, the Company registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP” and collectively with the Original DRIP, the “DRIP”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-213306), which was filed with the SEC on August 25, 2016 and automatically became effective with the SEC upon filing (the “DRIP Offering” and collectively with the Offering, the “Offerings”). The Company has continued to issue Class A Shares and Class T Shares under the DRIP Offering.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) - (Continued)

On March 28, 2018, the Company’s board of directors (the “Board”) established an updated estimated per share net asset value (“NAV”) of the Company’s common stock, as of December 31, 2017, of $10.58 per share for both Class A Shares and Class T Shares. As a result, commencing on March 28, 2018, distributions are reinvested under the DRIP Offering at a price of $10.58 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2017, as determined by the Board. Additionally, $10.58 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program. The Board establishes an updated per share NAV of the Company’s common stock on an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under National Association of Securities Dealers Conduct Rule 2340, having previously established a per share NAV as of February 29, 2016 and December 31, 2016.
As of September 30, 2018, the Company had issued approximately 71.6 million shares of common stock in the Offerings, including 7.0 million shares issued in the DRIP Offering, for gross offering proceeds of $721.5 million ($694.3 million in Class A Shares and $27.2 million in Class T Shares) before offering costs, selling commissions, and dealer manager fees of $66.2 million. In addition, as of September 30, 2018, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $427,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $592,000. As of September 30, 2018, the Company owned 36 office and industrial properties, comprising approximately 11.4 million rentable square feet of commercial space located in 19 states. As of September 30, 2018, the rentable square feet at these properties was 100% leased.
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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. In connection with the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, transfers to or from restricted cash, which have previously been shown in the Company’s investing activities section of the condensed consolidated statements of cash flows, are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in an increase in cash flows used in investing activities of $1.6 million during the nine months ended September 30, 2017.
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
September 30, 2018 (Unaudited) - (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2018 or 2017.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2018 or December 31, 2017.
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
September 30, 2018 (Unaudited) - (Continued)

condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated.
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings and improvements, and are depreciated over their respective useful lives. During the nine months ended September 30, 2018 and 2017, the Company capitalized $51,000 and $160,000, respectively, of interest expense associated with development projects.
Restricted Cash
The Company had $1.5 million and $1.4 million in restricted cash as of September 30, 2018 and December 31, 2017, respectively. Included in restricted cash was $1.3 million and $1.2 million held by lenders in lockbox accounts as of September 30, 2018 and December 31, 2017, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $201,000 and $165,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of September 30, 2018 and December 31, 2017, respectively.
Revenue Recognition
Certain properties have leases where the minimum rental payment increases during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it did not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2018 and December 31, 2017, the Company did not have an allowance for uncollectible accounts.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2018 and 2017. Distributions per share are calculated based on the authorized daily distribution rate.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) - (Continued)

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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 and subsequent amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance, including optional practical expedients, should be implemented for the earliest period presented using a modified retrospective approach. The Company is currently in the process of finalizing its assessment of its inventory of leases that will be impacted by adoption of the new guidance. The Company does not expect the adoption to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU are designed to help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. ASU 2017-12 requires all changes in the fair value of highly effective cash flow hedges to be recorded in accumulated other comprehensive income. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company early adopted ASU 2017-12 during the first quarter of fiscal year 2018 and determined there was no material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of the ASU are to be applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU's adoption, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
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
September 30, 2018 (Unaudited) - (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2018, the estimated fair value of the Company’s debt was $599.5 million, compared to a carrying value of $601.0 million. The estimated fair value of the Company’s debt was $603.0 million as of December 31, 2017, compared to a carrying value on that date of $601.5 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2018 and as of December 31, 2017 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$4,162	$—	$4,162	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$2,942	$—	$2,942	$—

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) - (Continued)

NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the nine months ended September 30, 2018, the Company did not acquire any properties.
2018 Development Project
During the nine months ended September 30, 2018, the Company acquired one land parcel, upon which a 120,000 square foot expansion of an existing property is being constructed. The land was acquired for an aggregate cost of $1.4 million and is included in land on the accompanying condensed consolidated balance sheet.
As of September 30, 2018, the Company had $5.7 million in construction in progress included in buildings and improvements on the accompanying condensed consolidated balance sheet. During the nine months ended September 30, 2018, amounts capitalized to construction in progress consisted of $5.6 million of capitalized expenses and $51,000 of capitalized interest associated with the expansion. As of September 30, 2018, the Company has committed to invest an additional estimated $2.4 million related to the development project.
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
The following table summarizes selected financial information of the Company as if all of the 2017 Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma basis (unaudited):
Revenue	$26,796	$24,318	$78,172	$69,339
Net income	$4,052	$2,190	$9,352	$1,087
The unaudited pro forma information for the nine months ended September 30, 2017 was adjusted to exclude $2.1 million of acquisition-related fees and expenses recorded during such period related to the 2017 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the nine months ended September 30, 2016.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) - (Continued)

The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
2017 Development Project
During the nine months ended September 30, 2017, the Company capitalized expenses of $10.3 million as construction in progress associated with the expansion of an existing property. When the development project was substantially complete in September 2017, the amounts capitalized to construction in progress during the construction period were transferred to buildings and improvements and began depreciating over their respective useful lives.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands, except weighted average life):

	September 30, 2018	December 31, 2017
In-place leases and other intangibles, net of accumulated amortization of $35,745 and $27,932, respectively (with a weighted average life remaining of 9.0 years and 9.7 years, respectively)
	$87,658	$95,459
Acquired above-market leases, net of accumulated amortization of $484 and $391, respectively (with a weighted average life remaining of 8.6 years and 9.3 years, respectively)
	1,078	1,170
	$88,736	$96,629
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
In-place lease and other intangible amortization	$2,605	$2,653	$7,813	$7,828
Above-market lease amortization	$31	$31	$93	$93
As of September 30, 2018, the estimated amortization expense relating to the intangible lease assets is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2018	$2,604	$31
2019	$10,417	$125
2020	$10,417	$125
2021	$10,417	$125
2022	$10,417	$125
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the nine months ended September 30, 2018. As of September 30, 2018, the Company had three interest rate swap agreements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) - (Continued)

The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets as of
	Balance Sheet Location	September 30, 2018				September 30, 2018	December 31, 2017
Interest Rate Swaps	Derivative assets, prepaid expenses and other assets	$254,070	3.29% to 3.35%	2/10/2015 to 3/19/2015	12/12/2019 to 4/1/2020	$4,162	$2,942
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2018.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended September 30, 2018 and 2017, the amounts reclassified were a gain of $480,000 and a loss of $91,000, respectively, and for the nine months ended September 30, 2018 and 2017, the amounts reclassified were a gain of $996,000 and a loss of $676,000, respectively. During the next 12 months, the Company estimates that an additional $3.2 million will be reclassified from other comprehensive income as a decrease to interest expense. The Company classifies cash flows from interest rate swap agreements as net cash provided by operating activities on the condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in the condensed consolidated statements of cash flows as the category for cash flows from hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest. As of September 30, 2018, all derivative instruments were in an asset position. Therefore, there was no termination value as of September 30, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2018.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2018, the Company had $599.7 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.8% and weighted average years to maturity of 1.7 years. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) - (Continued)

The following table summarizes the debt balances as of September 30, 2018 and December 31, 2017 and the debt activity for the nine months ended September 30, 2018 (in thousands):

		During the Nine Months Ended September 30, 2018
	Balance as of December 31, 2017	Debt Issuance, Net	Repayments	Accretion	Balance as of September 30, 2018
Fixed rate debt	$295,545	$—	$—	$—	$295,545
Credit facility	306,000	28,000	(28,500)	—	305,500
Total debt	601,545	28,000	(28,500)	—	601,045
Deferred costs (1)	(1,774)	—	—	465	(1,309)
Total debt, net	$599,771	$28,000	$(28,500)	$465	$599,736
______________________

(1)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility, as defined below.
As of September 30, 2018, the fixed rate debt outstanding of $295.5 million included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to October 2023. As of September 30, 2018, the fixed rate debt had a weighted average interest rate of 4.1%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $488.5 million as of September 30, 2018. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
The Company has an amended, unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan (the “Term Loan”) and up to $200.0 million in unsecured revolving loans (the “Revolving Loans”). The Revolving Loans are due to mature on December 12, 2018; however, the Company expects to extend the maturity date of such loans to December 12, 2019, subject to satisfying certain conditions described in the Credit Agreement. These conditions include providing notice of the election and paying an extension fee of 0.2% of the maximum amount of the Revolving Loans. The Term Loan matures on December 12, 2019.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), multiplied by the statutory reserve rate (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.60% to 2.20%, or (ii) a base rate, ranging from 0.60% to 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of September 30, 2018, the amount outstanding under the Revolving Loans totaled $105.5 million at a weighted average interest rate of 4.2%, and the amount outstanding under the Term Loan totaled $200.0 million, all of which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of September 30, 2018, the all-in rate for the Swapped Term Loan was 3.3%. The Company had $89.6 million in unused capacity, subject to borrowing availability, as of September 30, 2018.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the equity issued from the date of the Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and recourse debt at less than or equal to 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of September 30, 2018.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) - (Continued)

Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2018 (in thousands):

Principal Repayments
Remainder of 2018	$105,500
2019	200,000
2020	203,465
2021	35,100
2022	—
Thereafter	56,980
Total	$601,045
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following (in thousands, except weighted average life remaining amounts):

	September 30, 2018	December 31, 2017
Acquired below-market leases, net of accumulated amortization of $7,052 and $5,317, respectively (with a weighted average life remaining of 9.7 years and 10.5 years, respectively)
	$22,048	$23,783
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease liabilities for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Below-market lease amortization	$579	$578	$1,735	$1,750
Estimated amortization of the intangible lease liabilities as of September 30, 2018 is as follows (in thousands):

Amortization of
Below-Market Leases
Remainder of 2018	$578
2019	$2,314
2020	$2,314
2021	$2,314
2022	$2,314
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
September 30, 2018 (Unaudited) - (Continued)

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
September 30, 2018 (Unaudited) - (Continued)

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
Disposition fees
If CCI II Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI II Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CCI II Advisors, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and nine months ended September 30, 2018 and 2017, no disposition fees were incurred for any such services provided by CCI II Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CCI II Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CCI II Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distribution and stockholder servicing fees (1)	$51	$49	$150	$147
Acquisition fees and expenses	$4	$204	$89	$2,201
Advisory fees and expenses	$2,599	$2,620	$7,907	$7,682
Operating expenses	$379	$351	$1,128	$1,181
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $592,000, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Services Agreement
Pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of the Company’s directors, is obligated to provide certain services to CCO Group and to the Company, including operational real estate support. The Company is not a party to the Services Agreement. See Note 11 — Economic Dependency for a discussion of the Services Agreement.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) - (Continued)

Due to Affiliates
As of September 30, 2018 and December 31, 2017, $1.2 million and $1.3 million, respectively, was recorded for services and expenses incurred, but not yet reimbursed to, CCI II Advisors or its affiliates. These amounts are primarily for advisory fees and operating fees and expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
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
Services Agreement
Pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to the Company, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
NOTE 12 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2018, the leases had a weighted-average remaining term of 9.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of September 30, 2018, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2018	$22,093
2019	87,856
2020	89,374
2021	90,586
2022	92,264
Thereafter	500,457
Total	$882,630

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) - (Continued)

NOTE 13 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2018.
Redemption of Shares of Common Stock
Subsequent to September 30, 2018, the Company redeemed approximately 502,000 shares for $5.3 million at an average per share price of $10.54 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2018 to an amount equal to the net proceeds the Company received from the sale of shares pursuant to the DRIP Offering during the period. The remaining redemption requests received during the three months ended September 30, 2018, totaling approximately 887,000 shares, went unfulfilled.

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
As part of the Transaction, pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to us, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 88% of total revenue for both the three and nine months ended September 30, 2018, and 89% of total revenue for both the three and nine months ended September 30, 2017. As 100% of our rentable square feet was under lease as of September 30, 2018, with a weighted average remaining lease term of 9.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2018 Activity

•
Acquired one land parcel for an aggregate amount of $1.4 million, upon which a 120,000 square foot expansion of an existing property is being constructed, and capitalized an aggregate amount of expenses and interest of $5.7 million associated with the expansion project.

•	Issued approximately 1.5 million shares of common stock in the DRIP Offering for proceeds of $16.1 million ($15.5 million in Class A Shares and $627,000 in Class T Shares).

•	Total debt decreased by $500,000, from $601.5 million to $601.0 million.
Portfolio Information
As of September 30, 2018, we owned 36 properties comprising 11.4 million rentable square feet of commercial space located in 19 states, which were 100% leased with a weighted average remaining lease term of 9.5 years. As of September 30, 2018, three of our tenants, Keurig Green Mountain, Amazon, and Freeport-McMoRan, accounted for 13%, 12% and 10%, respectively, of our 2018 annualized rental income. As of September 30, 2018, we also had certain geographic concentrations in our property holdings. In particular, as of September 30, 2018, two of our properties were located in Arizona, two properties were located in Massachusetts and three properties were located in Ohio, which accounted for 13%, 13% and 12% of our 2018 annualized rental income, respectively. In addition, we had tenants in the manufacturing, logistics, wholesale, retail-internet, and mining and natural resource industries, which comprised 32%, 13%, 13%, 12% and 10%, respectively, of our 2018 annualized rental income. The following table shows the property statistics of our real estate assets as of September 30, 2018 and 2017:

	September 30,
	2018	2017
Number of commercial properties (1)	36	36
Rentable square feet (in thousands)	11,376	11,385
Percentage of rentable square feet leased	100%	100%
Percentage of investment-grade tenants (2)	69.6%	56.5%
____________________________________

(1)	We completed an expansion project during the year ended December 31, 2017 that connected two existing buildings, resulting in a decrease to our property count.

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

The following table summarizes our real estate acquisition activity during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commercial properties acquired	—	—	—	3
Purchase price of acquired properties (in thousands)	$—	$—	$—	$93,465
Rentable square feet (in thousands)	—	—	—	483

Results of Operations
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		2018 vs 2017 Increase (Decrease)	Nine Months Ended September 30,		2018 vs 2017 Increase (Decrease)
	2018	2017		2018	2017
Total revenues	$26,577	$26,796	$(219)	$79,491	$77,222	$2,269
General and administrative expenses	$1,267	$1,254	$13	$3,483	$3,525	$(42)
Property operating expenses	$1,655	$1,661	$(6)	$4,885	$4,071	$814
Real estate tax expenses	$2,066	$1,924	$142	$6,201	$5,979	$222
Advisory fees and expenses	$2,599	$2,620	$(21)	$7,907	$7,682	$225
Acquisition-related expenses	$4	$—	$4	$89	$2,214	$(2,125)
Depreciation and amortization	$9,620	$9,552	$68	$28,855	$28,411	$444
Operating income	$9,366	$9,785	$(419)	$28,071	$25,340	$2,731
Interest expense and other, net	$6,157	$5,733	$424	$18,210	$16,840	$1,370
Net income	$3,209	$4,052	$(843)	$9,861	$8,500	$1,361
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
Revenue remained consistent during the three months ended September 30, 2018 compared to the same period in 2017. Rental income from net leased commercial properties accounted for 88% of our total revenue for the three months ended September 30, 2018, compared to 89% of our total revenue for the same period in 2017. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $3.2 million of tenant reimbursement income during the three months ended September 30, 2018, compared to $3.0 million during the same period in 2017.
The increase in revenue of $2.3 million during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to recognizing a full period of revenue on three rental income-producing properties acquired during the nine months ended September 30, 2017. Rental income from net leased commercial properties accounted for 88% of our total revenue for the nine months ended September 30, 2018, compared to 89% of our total revenue for the same period in 2017. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $9.3 million of tenant reimbursement income during the nine months ended September 30, 2018, compared to $8.2 million during the same period in 2017.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, accounting fees and unused fees on the Credit Facility.
General and administrative expenses remained consistent during the three and nine months ended September 30, 2018 compared to the same periods in 2017.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
Property operating expenses remained consistent during the three months ended September 30, 2018 compared to the same period in 2017.
The increase in property operating expenses of $814,000 during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to recognizing a full period of property operating expenses on three properties acquired during the nine months ended September 30, 2017.

Real Estate Tax Expenses
The increase in real estate tax expenses of $142,000 and $222,000 during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to recognizing a full period of real estate tax expenses on three properties acquired during the nine months ended September 30, 2017.
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
Advisory fees and expenses remained consistent during the three months ended September 30, 2018 compared to the same period in 2017.
The increase in advisory fees and expenses of $225,000 during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase in our average invested assets to $1.32 billion for the nine months ended September 30, 2018, compared to $1.29 billion during the same period in 2017.
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
Acquisition-related expenses remained consistent during the three months ended September 30, 2018 compared to the same period in 2017.
The decrease in acquisition-related expenses of $2.1 million during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to having no property acquisitions during the nine months ended September 30, 2018, as compared to the acquisition of three properties for an aggregate purchase price of $93.5 million during the nine months ended September 30, 2017. The acquisitions were all acquired prior to the adoption of ASU 2017-01 in April 2017 and were accounted for as business combinations. Accordingly, acquisition-related costs related to those property acquisitions were expensed as incurred.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $68,000 and $444,000 during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to recognizing a full period of depreciation and amortization expenses on three properties acquired during the nine months ended September 30, 2017.
Interest Expense and Other, Net
The increase in interest expense and other, net of $424,000 and $1.4 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to an increase in the weighted average interest rate to 3.8% as of September 30, 2018, from 3.7% as of September 30, 2017, coupled with an increase in the average aggregate amount of debt outstanding to $600.0 million and $599.5 million during the three and nine months ended September 30, 2018, respectively, compared to an average outstanding debt balance of $593.2 million and $586.5 million for the three and nine months ended September 30, 2017, respectively.

Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of our properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after July 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 35 same store properties for the three months ended September 30, 2018 increased $52,000 to $21.2 million, compared to $21.1 million for the three months ended September 30, 2017. The same store properties were 100% occupied as of September 30, 2018 and 2017. The following table shows the contract rental revenue from properties owned for both of the entire three months ended September 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended September 30,		Increase (Decrease)
		2018	2017	$ Change	% Change
Rental income – as reported		$23,417	$23,832	$(415)	(2)%
Less: Amortization(1)		548	547	1	*%
Less: Straight-line rental income		1,087	1,787	(700)	(39)%
Total contract rental revenue		21,782	21,498	284	1%

Less: “Non-same store” properties	1	602	370	232	63%
“Same store” properties	35	$21,180	$21,128	$52	*%
______________________

*	Represents less than 1% change.
(1) Includes amortization of above- and below-market lease intangibles.
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 32 same store properties for the nine months ended September 30, 2018 increased $1.2 million to $58.6 million compared to $57.4 million for the nine months ended September 30, 2017. The same store properties were 100% occupied as of September 30, 2018 and 2017. The following table shows the contract rental revenue from properties owned for both of the entire nine months ended September 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Nine Months Ended September 30,		Increase (Decrease)
		2018	2017	$ Change	% Change
Rental income – as reported		$70,231	$69,039	$1,192	2%
Less: Amortization(1)		1,642	1,657	(15)	*%
Less: Straight-line rental income		3,378	4,587	(1,209)	(26)%
Total contract rental revenue		65,211	62,795	2,416	4%

Less: “Non-same store” properties	4	6,559	5,384	1,175	22%
“Same store” properties	32	$58,652	$57,411	$1,241	2%
______________________

*	Represents less than 1% change.
(1) Includes amortization of above- and below-market lease intangibles.

Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001726027 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on March 31, 2019. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on March 31, 2019, equal to $0.001726027 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of September 30, 2018, we had distributions payable of $3.5 million.
The following table presents distributions and sources of distributions for the periods indicated below:

	Nine Months Ended September 30,
	2018		2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$15,584	49%	$15,166	48%
Distributions reinvested	16,138	51%	16,659	52%
Total distributions	$31,722	100%	$31,825	100%
Sources of distributions:
Net cash provided by operating activities (1)	$31,722	100%	$31,825	100%
____________________________________

(1)	Net cash provided by operating activities for the nine months ended September 30, 2018 and 2017 was $36.9 million and $32.3 million, respectively.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations, including a one-year holding period. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 887,000 shares for $9.3 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended September 30, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2018, to shares issued pursuant to the DRIP Offering during the respective period. During the nine months ended September 30, 2018, we received valid redemption requests under our share redemption program totaling approximately 2.4 million shares, of which we redeemed approximately 1.0 million shares as of September 30, 2018 for $10.7 million at an average redemption price of $10.50 per share and approximately 502,000 shares subsequent to September 30, 2018 for $5.3 million at an average redemption price of $10.54 per share. The remaining redemption requests relating to approximately 887,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP Offering.
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
Our Credit Facility provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan and up to $200.0 million in revolving loans. As of September 30, 2018, we had $89.6 million in unused capacity under the Credit Facility, subject to borrowing availability. As of September 30, 2018, we also had cash and cash equivalents of $3.4 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, redemptions, certain capital expenditures, and interest and principal on current and any future debt financings, including principal repayments of $105.5 million due December 2018. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders. With respect to the Revolving Loans due to mature on December 12, 2018, we expect to extend the maturity date of such loans to December 12, 2019. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
Contractual Obligations
As of September 30, 2018, we had $601.0 million of debt outstanding with a weighted average interest rate of 3.8%. See Note 7 — Credit Facility and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding. Our contractual obligations as of September 30, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$295,545	$—	$203,465	$35,100	$56,980
Interest payments – fixed rate debt (2)	29,659	12,148	13,289	4,222	—
Principal payments – Credit Facility	305,500	105,500	200,000	—	—
Interest payments – Credit Facility (3)	8,776	7,456	1,320	—	—
Total	$639,480	$125,104	$418,074	$39,322	$56,980
____________________________________

(1)	The table does not include amounts due to CCI II Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2018, we had $54.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.3% as of September 30, 2018, which is the fixed rate under the interest rate swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 4.2% as of September 30, 2018.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if both approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of September 30, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 50.0% and our ratio of debt to the fair market value of our gross assets was 45.6%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through September 30, 2018, is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 49.7%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2018 (dollar amounts in thousands):

Balance as of September 30, 2018
Credit facility and notes payable, net	$599,736
Deferred costs (1)	1,309
Less: Cash and cash equivalents	(3,374)
Net debt	$597,671

Gross real estate assets, net (2)	$1,202,828
Net debt leverage ratio	49.7%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $4.6 million for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase was primarily due to the acquisition of three rental-income producing properties subsequent to September 30, 2017, resulting in increases in net income, depreciation and amortization, and a net increase in the changes in working capital accounts. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $97.8 million for the nine months ended September 30, 2018, as compared to the same period in 2017. The decrease resulted primarily from there being no property acquisitions, coupled with a decrease in capital expenditures related to development projects, during the nine months ended September 30, 2018.
Financing Activities. Net cash used in financing activities was $32.4 million for the nine months ended September 30, 2018, compared to net cash provided by financing activities of $65.7 million for the nine months ended September 30, 2017. The change was primarily due to a decrease in net borrowings and an increase in redemptions of common stock.
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
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI II Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. In addition, pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of our directors, is obligated to provide certain services to CCO Group and to us, including operational real estate support. We are not a party to the Services Agreement. See Note 10 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Avraham Shemesh, our chief executive officer, president and the chairman of our board of directors, who is also a founder and principal of CIM and certain of its affiliates as well as a director of CCPT V, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director to one or more other programs sponsored by CCO Group. One of our directors, Calvin E. Hollis, also serves as a director of CCPT V. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCPT V, CCIT III and Cole Income NAV Strategy, as well as chief executive officer and a director for VEREIT, Inc., the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, certain affiliates of CCI II Advisors act as advisors to CCPT IV, CCPT V, Cole Income NAV Strategy, CCIT III and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CCI II Advisors. As such, there may be conflicts of interest where CCI II Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II

Advisors and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of September 30, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2018, we had $105.5 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $528,000 per year.
As of September 30, 2018, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate fair value of the net derivative asset of $4.2 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2018, an increase of 50 basis points in interest rates would result in a change of $1.5 million to the fair value of the net derivative asset, resulting in a net derivative asset of $5.7 million. A decrease of 50 basis points in interest rates would result in a change of $1.5 million to the fair value of the net derivative asset, resulting in a net derivative asset of $2.7 million.
As the information presented above includes only those exposures that existed as of September 30, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Board has adopted a share redemption program that permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations described in the Registration Statement. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate the share redemption program at any time upon 30 days’ notice. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 887,000 shares for $9.3 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended September 30, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2018, to shares issued pursuant to the DRIP Offering during the respective period. The estimated per share NAV of $10.58 determined by the Board as of December 31, 2017 serves as the most recent estimated value for purposes of the share redemption program, effective March 28, 2018, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2018, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 – July 31, 2018
Class A Shares	8,192	$10.58	8,192	(1)
Class T Shares	—	$—	—	(1)
August 1, 2018 – August 31, 2018
Class A Shares	492,420	$10.53	492,420	(1)
Class T Shares	11,130	$10.28	11,130	(1)
September 1, 2018 – September 30, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	511,742		511,742	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*	Cole Office & Industrial REIT (CCIT II), Inc. 2018 Equity Incentive Plan
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: November 14, 2018