Form 10-K
period 2018-12-31
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2019-03-25
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 64.5 million shares of Class A common stock and 2.5 million shares of Class T common stock held by non-affiliates for an aggregate market value of $709.2 million, assuming a market value as of that date of $10.58 per share of Class A common stock and Class T common stock, the most recent estimated per share net asset value of the registrant’s Class A common stock and Class T common stock established by the registrant’s board of directors at that time. Effective March 25, 2019, the estimated per share net asset value of the registrant’s Class A common stock and Class T common stock as of December 31, 2018 is $11.03 per share.
As of March 14, 2019, there were approximately 64.8 million shares of Class A common stock and 2.6 million shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Office & Industrial REIT (CCIT II), Inc. Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions.

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
General Description of the Business and Operations
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company,” “we,” “our” or “us”) is a non-exchange traded REIT formed as a Maryland corporation on February 26, 2013. We elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. We primarily acquire commercial real estate assets primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term “net leases”, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. As of December 31, 2018, we owned 36 properties comprising approximately 11.5 million rentable square feet of commercial space located in 19 states, which were 100% leased.
Substantially all of our business is conducted through our operating partnership, Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”), of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests.
We are externally managed by Cole Corporate Income Management II, LLC (“CCI II Management”) (formerly known as Cole Corporate Income Advisors II, LLC), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona. We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management. Pursuant to an advisory agreement with us, CCI II Management is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CCI II Management has fiduciary obligations to us and our stockholders. Our advisory agreement with CCI II Management is for a one-year term and is considered for renewal on an annual basis by our board of directors (our “Board”).
On February 1, 2018, CIM acquired CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) from VEREIT Operating Partnership, L.P. (“VEREIT OP”), a subsidiary of VEREIT, Inc. (“VEREIT”) (the “Transaction”). CCO Group, LLC owns and controls CCI II Management, our advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), our dealer manager, and CREI Advisors, LLC (“CREI Advisors”), our property manager. CCO Group serves as our sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
As part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP is obligated to provide certain services to CCO Group and to us through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCPT V, CCIT III, and/or CIM Income NAV with respect to its 2018 fiscal year) (the “Initial Services Term”) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
On September 17, 2013, we commenced our initial public offering (the “Offering”) on a “best efforts” basis, initially offering up to a maximum of $2.5 billion in shares of a single class of common stock (referred to as Class A Shares) in the primary offering at a price of $10.00 per share, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $9.50 per share.
Effective as of March 4, 2016, we changed the designation of our common stock to Class A Shares and then reclassified a portion of our Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to our Articles of Amendment and Restatement (collectively, our Articles of Amendment and Restatement, our Articles of Amendment and our Articles Supplementary, as amended and supplemented from time to time, are referred to herein as our “Charter”). All shares of common stock issued and outstanding prior to the filing on March 4, 2016 were designated as Class A Shares. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions is expected to differ due to the distribution and stockholder servicing fees, as defined in our Charter, that are payable in connection with the Class T Shares. In addition, our Charter provides that, in the event of a liquidation of our assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.
On March 28, 2016, our Board adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP” and collectively with the Original DRIP, the “DRIP”) in connection with the reinvestment of distributions paid on Class A Shares and Class T Shares. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. The Amended and Restated DRIP became effective as of May 1, 2016.
On April 29, 2016, the Company began offering up to $1.0 billion, of the $2.5 billion in shares that made up the primary portion of the Offering, in Class T Shares at a price of $10.53 per share in the primary portion of the Offering (representing the then-most recent estimated per share net asset value (“NAV”) of $10.00 plus selling commissions and dealer manager fees applicable to the Class T Shares), along with up to $1.5 billion in Class A Shares at a price of $10.99 per share in the primary portion of the Offering. The Company also began offering Class T Shares pursuant to the DRIP at a price of $10.00 per share, along with Class A Shares pursuant to the DRIP at a price of $10.00 per share (representing the then-most recent estimated per share NAV per Class A Share and Class T Share). The Company reserved the right to reallocate the shares offered in the Offering among the classes of shares and between the primary offering and the DRIP.
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
Our Board establishes an estimated per share NAV of the Company’s common stock for purposes of assisting broker-dealers participating in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. The following table summarizes the estimated per share NAV of our common stock for the periods indicated below:

Valuation Date	Period Commencing	Period Ending	NAV per Share
			Class A Shares	Class T Shares
February 29, 2016	April 11, 2016	March 27, 2017	$10.00	$10.00
December 31, 2016	March 28, 2017	March 27, 2018	$10.32	$10.32
December 31, 2017	March 28, 2018	March 19, 2019	$10.58	$10.58
December 31, 2018	March 25, 2019	—	$11.03	$11.03
We have issued and will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by our Board. Commencing on March 25, 2019, following our Board’s determination of an updated estimated per share NAV on March 19, 2019, distributions will be reinvested under the DRIP Offering at a price of $11.03 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2018, as determined by our Board. Additionally, $11.03 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program.
As of December 31, 2018, we had issued approximately 72.1 million shares of common stock in the Offerings, including 7.5 million shares issued in the DRIP Offering, for gross offering proceeds of $726.7 million ($699.3 million in Class A Shares and $27.4 million in Class T Shares) before offering costs, selling commissions and dealer manager fees of $66.2 million. In addition, we paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $478,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $541,000.
Subsequent to December 31, 2018, certain wholly owned subsidiaries (collectively, the “Seller”) of CCI II OP entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Industrial Logistics Properties Trust (the “Purchaser”), an unaffiliated Maryland REIT, to sell to the Purchaser 18 properties, for which the Seller will receive, in the aggregate, $625.3 million in total consideration at closing, including $568.3 million in cash and the assumption by the Purchaser of a loan on a property in Ruskin, Florida. Our Board has unanimously approved the Seller entering into the Purchase and Sale Agreement. The Purchase and Sale Agreement contains covenants, representations and warranties, indemnifications, and other provisions that are customary for real estate purchase and sale agreements. Pursuant to the Purchase and Sale Agreement, the Purchaser has the right to exclude up to two of the 18 properties from the sale due to a casualty or condemnation of a property. We anticipate closing this sale during the second quarter of 2019; however, we can give no assurance that the closing will occur within this timeframe, or at all. See Note 16 — Subsequent Events to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the Purchase and Sale Agreement entered into by the Seller subsequent to December 31, 2018. See our Current Report on Form 8-K filed with the SEC on February 15, 2019 for additional information regarding this transaction and the Purchase and Sale Agreement.
Investment Strategy and Objectives
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
Acquisition and Investment Policies
Our Charter requires that our independent directors review our investment policies, described below, at least annually to determine that our policies are in the best interests of our stockholders. Except to the extent that investment policies and limitations are included in our Charter, our Board may revise our investment policies without the approval of our stockholders. Investment policies that are provided in our Charter may only be amended by a vote of stockholders holding a majority of our outstanding shares, unless the amendments do not adversely affect the rights, preferences and privileges of our stockholders.
Types of Assets
We primarily acquire income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term net leases and are strategically located throughout the United States. We consider necessity properties to be properties that are essential to the operation of the tenant’s business, typically due to one or more of the following factors:
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
We have and may continue to acquire recently constructed, high quality industrial properties that are of necessity to a single principal tenant, subject to a long-term net lease, and used for purposes such as warehousing, distribution, light manufacturing, research and development, or industrial flex facilities. Our portfolio includes, and we may continue to acquire, recently constructed, high quality, low-, mid- or high-rise office buildings that are of necessity to a principal tenant, subject to a long-term net lease, and used for purposes such as a corporate, regional or product-specific headquarters. It is our present intention to hold substantially all of the properties that we acquire for a period of more than five years.
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
We incur debt to acquire properties when CCI II Management determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CCI II Management applies a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, CCI II Management applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, creditworthy entities having high net worth and operating income. CCI II Management’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CCI II Management may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CCI II Management. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CCI II Management will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with such company’s senior management to discuss the company’s business plan and strategy.
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
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CCI II Management also considers other factors in determining whether a tenant is creditworthy for the purpose of meeting our investment objectives. CCI II Management’s underwriting process considers information provided by third-party analytical services, along with CCI II Management’s own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.

Description of Leases
We expect, in most instances, to continue to acquire properties with existing double-net or triple-net leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance). We expect that double-net and triple-net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our properties are, or will be subject to, net leases. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties with tenants subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we generally expect to enter into net leases.
We generally expect to enter into long-term leases that have terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases will also contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will continue to contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing evidence of insurance to CCI II Management on an annual basis. The evidence of insurance will be tracked and reviewed for compliance by CCI II Management personnel responsible for property and risk management. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that will typically cover one year of annual rent in the event of a rental loss.
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
Acquisition Decisions
CCI II Management has substantial discretion with respect to the selection of our specific acquisitions, subject to our investment and borrowing policies, which are approved by our Board. In pursuing our investment objectives and making investment decisions on our behalf, CCI II Management evaluates the proposed terms of the acquisition against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential acquisition, we do not, and are not able to, assign a specific weight or level of importance to any particular factor. CCI II Management procures and reviews an independent valuation estimate on each and every proposed acquisition. In addition, CCI II Management, to the extent such information is available, considers the following:

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

CCI II Management also reviews the terms of each existing lease by considering various factors, including:
•rent escalations;
•remaining lease term;
•renewal option terms;
•tenant purchase options;
•termination options;
•scope of the landlord’s maintenance, repair and replacement requirements;
•projected net cash flow yield; and
•projected internal rates of return.
Our Board has adopted a policy to prohibit acquisitions from affiliates of CCI II Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us and certain other conditions are met. See the section captioned “— Acquisition of Properties from Affiliates of CCI II Management” below.
Conditions to Closing Our Acquisitions
 Generally, we condition our obligation to close the purchase of any acquisition on the delivery and verification of certain documents from the seller or developer, including, where appropriate:
•plans and specifications;
•surveys;

•	evidence that title to the property can be freely sold or otherwise transferred to us, subject to such liens and encumbrances as are acceptable to CCI II Management;
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

In the purchasing, leasing and development of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.
Ownership Structure
Our real estate acquisitions generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by us or our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CCI II Management. See the section captioned “— Joint Ventures” below.
Joint Ventures
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CCI II Management, including other real estate programs sponsored or operated by CCO Group, or other affiliates of CCI II Management, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related assets. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to participate in a particular joint venture, CCI II Management will evaluate the underlying real property or other real estate-related asset using the same criteria described above in “— Acquisition Decisions.” CCI II Management also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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
In the event we enter into a joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group, CCI II Management’s officers, key persons and affiliates may have conflicts of interest. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CCI II Management’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of CCI II Management’s officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and CIM or any other real estate programs sponsored or operated by CCO Group would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our contribution to the joint venture.
We may enter into joint ventures with CIM, other real estate programs sponsored or operated by CCO Group, CCI II Management, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.
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
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CCI II Management may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.
We may make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction, but only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We may directly employ one or more project managers, including CCI II Management or an affiliate of CCI II Management, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us or through an affiliate of CCI II Management and reimbursed by us. In either event, the compensation would reduce the amount of any construction fee, development fee or acquisition fee that we would otherwise pay to CCI II Management or its affiliate.
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
Other Possible Investments
Although we have acquired and expect to continue to acquire primarily real estate assets, our portfolio may also include other real estate-related assets, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector; however, we do not intend for such real estate-related assets to constitute a significant portion of our asset portfolio; and we will evaluate our assets to ensure that any such investments do not cause us to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or cause our advisor to have assets under management that could require our advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended. We may make adjustments to our target portfolio based on real estate market conditions, capital raised, financing secured and investment opportunities. Thus, to the extent that CCI II Management presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our Board has broad discretion to change our investment policies in order for us to achieve our investment objectives.
Investing in and Originating Loans. The criteria that CCI II Management will use in making or investing in loans on our behalf are substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property acquisitions, which we expect to hold in excess of five years, we expect that the average duration of loans will typically be one to five years.
We generally do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third-party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with CCO Group, CCI II Management, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support its determination of fair market value.

We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CCO Group, CCI II Management, any of our directors or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
In evaluating prospective loan investments, CCI II Management will consider factors such as the following:
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
•in the case of mezzanine loans, the ability to acquire the underlying real property; and
•other factors that CCI II Management believes are relevant.
In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. CCI II Management will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
We do not have any policies directing the portion of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are more subject to risk than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. CCI II Management will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.

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
We may also make investments in commercial mortgage-backed securities (“CMBS”) to the extent permitted by the NASAA REIT Guidelines. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. CMBS are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade CMBS classes. Our Board has adopted a policy to limit any investments in non-investment grade CMBS to not more than 10% of our total assets.
Borrowing Policies
CCI II Management believes that utilizing borrowings to make acquisitions is consistent with our investment objective of maximizing the return to stockholders. By operating on a leveraged basis, we have more funds available for acquiring properties. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio.
At the same time, CCI II Management believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our Charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CCI II Advisors’ approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. CCI II Management intends to target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 used to determine our estimated per share NAV as of such date, and for those assets acquired from January 1, 2018 through December 31, 2018, is based on the purchase price. As of December 31, 2018, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.2% (49.8% including adjustments to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 45.6%.
CCI II Management uses its best efforts to obtain financing on the most favorable terms available to us. CCI II Management has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our Board. Under certain limited circumstances, lenders may have recourse to assets not securing the repayment of the indebtedness. CCI II Management may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive asset becomes available and the proceeds from the refinancing can be used to purchase such asset. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.

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
We may not borrow money from any of our directors, CCO Group, CCI II Management or any of their affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.
Disposition Policies
We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2018, we had not sold any properties. See Note 16 — Subsequent Events to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the Purchase and Sale Agreement entered into by the Seller subsequent to December 31, 2018.
Acquisition of Properties from Affiliates of CCI II Management
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CCI II Management, including properties acquired from affiliates of CCI II Management engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CCI II Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CCI II Management, including property developed by an affiliate of CCI II Management as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CCI II Management may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2018, we did not purchase any properties from affiliates of CCI II Management.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CCI II Management and its affiliates, including conflicts related to the arrangements pursuant to which we compensate CCI II Management and its affiliates. Certain conflict resolution procedures are set forth in our Charter.
The officers and affiliates of CCI II Management will try to balance our interests with the interests of CIM and its affiliates and other programs sponsored or operated by CCO Group to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments. In addition, our directors and our officers may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to act on our behalf and on behalf of our stockholders in all situations in which a conflict of interest may arise.

As a result of the Services Agreement between VEREIT OP and CCO Group, until the end of the Initial Services Term, we are also subject to conflicts of interest arising out of our contractual relationship with VEREIT (NYSE: VER), the publicly-traded parent company of VEREIT OP, which also has investment objectives and targeted assets similar to ours. Conflicts of interest will also exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where CIM or its affiliates own properties.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT V, and a director of CCIT III, CCPT IV and CIM Income NAV. Richard S. Ressler, one of our directors, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, serves as a director of CCPT V, as well as the chairman of the board, chief executive officer and president of CCPT IV, CCIT III and CIM Income NAV. One of our independent directors, Calvin E. Hollis, also serves as a director of CCPT V. Nathan D. DeBacker, our chief financial officer and treasurer, is the chief financial officer and treasurer of CCIT III, CCPT IV, CCPT V and CIM Income NAV, and also serves as an officer for various affiliates of CCO Group. In addition, affiliates of CCI II Management act as advisors to CCPT IV, CCPT V, CIM Income NAV and/or CCIT III, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CCIT III, like us, focuses primarily on the office and industrial sectors, while CCPT IV and CCPT V focus primarily on the retail sector and CIM Income NAV focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCPT IV’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014 and terminated on August 1, 2017. CCPT V’s follow-on offering of up to $1.5 billion in shares of common stock was declared effective by the SEC on August 1, 2017. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016. CIM Income NAV’s offerings of up to $4.0 billion in shares of common stock were declared effective by the SEC on December 6, 2011, August 26, 2013 and February 10, 2017. CCIT III, CCPT IV and CCPT V are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K.
Other real estate programs sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
During the Initial Services Term of the Services Agreement, VEREIT OP is obligated to provide property acquisition services to us and CCO Group, and property acquisitions will be allocated among VEREIT and the real estate programs sponsored by CCO Group pursuant to an asset allocation policy and in accordance with the terms of the Services Agreement. During this period, in the event that an acquisition opportunity has been identified that may be suitable for more than one of us, VEREIT or one or more other programs sponsored by CCO Group, and for which more than one of such entities has sufficient funds, then an allocation committee, which is comprised of employees of VEREIT and employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
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

If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity to which the acquisition opportunity was allocated, the Allocation Committee may determine that VEREIT or another program sponsored by CCO Group will be allocated the acquisition opportunity. Our Board has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.
On March 19, 2019, our Board approved amendments to the asset allocation policies to remove VEREIT as a participant under the policies. Pursuant to the amended asset allocation policies, effective April 1, 2019, the Allocation Committee will consist entirely of employees of CCO Group and its affiliates, and will allocate investment opportunities among us and other real estate programs sponsored by CCO Group by examining the same factors and applying the same process as described above. Accordingly, CCO Group and its affiliates may face similar conflicts of interest as those described above with respect to VEREIT OP during the Initial Services Term of the Services Agreement.
 Although our Board has adopted a policy limiting the types of transactions that we may enter into with CCI II Management and its affiliates, including other real estate programs sponsored by CCO Group, we may enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CCI II Management also give rise to conflicts of interest. In addition, our Board may encounter conflicts of interest in enforcing our rights against any affiliate of CCI II Management in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CCI II Management, any of its affiliates, or another real estate program sponsored by CCO Group.
Other Activities of CCI II Management and Its Affiliates
We rely on our advisor, CCI II Management, for the day-to-day operation of our business. As a result of the interests of certain members of these entities’ management in CIM or its affiliates, and/or other real estate programs sponsored by CCO Group, and the fact that such persons also are engaged, and will continue to engage, in other business activities, CIM, our advisor and their respective officers, key persons and affiliates may have conflicts of interest in allocating their time and resources among us, CIM, its affiliates and other real estate programs sponsored by CCO Group, as applicable. However, our advisor believes that it, CIM and their respective affiliates, have sufficient personnel to discharge fully their responsibilities to all of the other programs sponsored or operated by CIM, CCO Group or their respective affiliates, and the other ventures in which they are involved.
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as the chairman of the board, chief executive officer and president of CCPT V, and a director of CCIT III, CCPT IV and CIM Income NAV, is president and treasurer of CCI II Management. One of our directors, Richard S. Ressler, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, and serves as a director of CCPT V, as well as the chairman of the board, chief executive officer and president of CCIT III, CCPT IV and CIM Income NAV, is vice president of CCI II Management. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CCI II Management. As a result, Messrs. Shemesh, Ressler and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCO Capital, our dealer manager for the Offering, is an affiliate of CCI II Management, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.
Property Manager
Our properties are, and we anticipate that substantially all the properties we acquire in the future will be, managed and leased by our property manager, CREI Management, an affiliate of CCI II Management, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by CCO Group, some of which may be in competition with our properties.

Receipt of Fees and Other Compensation by CCI II Management and Its Affiliates
We have incurred, and expect to continue to incur, fees and expenses payable to CCI II Management and its affiliates in connection with the acquisition and management of our assets, including acquisition and advisory fees, acquisition expenses and operating expenses.
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related asset, will likely result in the receipt of fees and other compensation by CCI II Management and its affiliates, including acquisition and advisory fees, disposition fees and the possibility of subordinated performance fees. Subject to oversight by our Board, CCI II Management will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CCI II Management may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the acquisition and payable to CCI II Management and its affiliates regardless of the quality of the properties acquired. The advisory fees are based on the estimated value of our assets which were acquired prior to the “as of” date of the most recent estimated per share NAV and are based on the costs of the assets acquired subsequent to the date of the most recent estimated per share NAV. Basing acquisition fees and advisory fees on the cost or estimated value of our assets may influence CCI II Management’s decisions relating to property acquisitions.
Employees
We have no direct employees. The employees of CCI II Management and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, stockholder relations and administration. The employees of CCO Capital, our dealer manager, provided wholesale brokerage service during the Offering.
We are dependent on CCI II Management and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CCI II Management and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and stockholder relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2018, 2017 and 2016, $2.3 million, $2.3 million and $3.1 million, respectively, were recorded for reimbursement of services provided by CCI II Management and its affiliates in connection with the operating and financing of our assets. In addition, during the year ended December 31, 2016, $5.3 million was recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering. No such reimbursement costs were recorded during the years ended December 31, 2018 and 2017.
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
Property Concentrations
As of December 31, 2018, three tenants accounted for greater than 10% of our annualized rental income: Keurig Green Mountain (13%), Amazon (12%) and Freeport-McMoRan (10%). We also had certain geographic concentrations in our property holdings. As of December 31, 2018, we had properties in three states with respective annualized rental income greater than 10% of our 2018 total annualized rental income: Arizona (13%), Massachusetts (13%) and Ohio (12%). In addition, we had tenants in five industries with respective annualized rental income greater than 10% of our 2018 total annualized rental income: manufacturing (32%), logistics (13%), wholesale (13%), retail - internet (12%) and mining and natural resources (10%).

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
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the acquisition opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding properties, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding properties, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (e.g., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
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
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We also file registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with any of our offerings with the SEC. Copies of our filings with the SEC are available on our sponsor’s website, http://www.cimgroup.com, free of charge. The information on our sponsor’s website is not incorporated by reference into this Annual Report on Form 10-K. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

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
We currently have not identified all of the properties or real estate-related assets that we may purchase. We have established policies relating to the types of assets we will acquire and the creditworthiness of tenants of our properties, but our advisor has wide discretion in implementing these policies, subject to the oversight of our Board. Additionally, our advisor has discretion to determine the location, number and size of our acquisitions and the percentage of net proceeds we may dedicate to a single asset. As a result, you will not be able to evaluate the economic merit of our future acquisitions until after such acquisitions have been made. Therefore, an investment in our shares is speculative.
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
There is no public market for our common stock and there may never be one. In addition, although we expect to consider alternatives for providing liquidity for our stockholders beginning five to seven years following the termination of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity. We expect that our Board will make that determination in the future based, in part, upon advice from our advisor. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to their purchase price. It also is likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. For the past five quarters, quarterly redemptions have been honored on a pro rata basis, as we have exceeded the redemption limits described above. Our Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the value they invested or the fair market value of their shares.
Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the valuation committee of our Board, which is comprised solely of independent directors, our Board, including all of its independent directors, approves and establishes at least annually an estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this estimated per share NAV to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Rule 2340.
As with any valuation methodology, the methodology used by our Board in reaching an estimate of the per share NAV of our shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the per share NAV of our shares. In addition, our Board’s estimate of per share NAV is not based on the book values of the Company’s real estate, as determined by generally accepted accounting principles, as the Company’s book value for most real estate is based on the amortized cost of the property, subject to certain adjustments. Furthermore, in reaching an estimate of the per share NAV of the Company’s shares, our Board did not include, among other things, a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. As a result, there can be no assurance that:

•	stockholders will be able to realize the estimated per share NAV upon attempting to sell their shares; or

•
the Company will be able to achieve, for its stockholders, the estimated per share NAV upon a listing of the Company’s shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio.

When determining the estimated per share NAV, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. However, pursuant to the rules of the Financial Industry Regulatory Authority (“FINRA”), the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice.
The estimated per share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets, or in the event that we are liquidated or dissolved or completed a merger or other sale of the Company. The estimated per share NAV of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on cash flow from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting acquisitions for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to maintain our REIT status.
We have paid, and may continue to pay, some or all of our distributions from sources other than cash flows from operations, including borrowings and proceeds from asset sales, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock.
To the extent that cash flows from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may in the future pay, some or all of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$20,926	50%	$20,286	48%
Distributions reinvested	21,330	50%	22,138	52%
Total distributions	$42,256	100%	$42,424	100%
Source of distributions:
Net cash provided by operating activities (1)	$42,256	100%	$42,424	100%
____________________________________

(1)	Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $48.7 million and $43.7 million, respectively.
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
We have experienced net losses in the past (calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
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
Our independent valuation firm calculated estimates of the market value of our principal real estate and real estate-related assets, and our Board determined the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuation firm. Our Board is ultimately responsible for determining the estimated per share NAV. Since our Board will determine our estimated per share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our Board. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program.
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
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our Board determines that it is in our best interest to internalize our management functions, and such internalization is approved by our stockholders, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests as a stockholder and could reduce the net income per share attributable to their investment.
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
Our participation in a co-ownership arrangement may subject us to risks that otherwise may not be present in other real estate assets.
We may enter into co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in other real estate assets, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies, objectives or status as a REIT;

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

•
the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the applicable mortgage loan financing documents and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results, damage our reputation, cause us to incur substantial additional costs or lead to litigation.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flow, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. Additionally, a cyber incident could result in additional costs to repair or replace our networks or information systems and possible legal liability, including government enforcement actions and private litigation.
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

•
how and when to recommend to our Board a proposed strategy to provide our stockholders with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of significant fees.

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
Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative acquisitions in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our Board elects to provide liquidity to our stockholders, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our advisor earning a performance fee. This could have the effect of delaying, deferring or preventing a change of control.
Other real estate programs sponsored by CCO Group, as well as CIM and certain of its affiliates, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT IV, CCPT V, CCIT III, CIM Income NAV, and CIM and its affiliates may have characteristics, including targeted asset types, investment objectives and criteria, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets at the same time as CIM, or one or more of the other real estate programs sponsored by CCO Group and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs may use investment strategies and have investment objectives and criteria substantially similar to ours. Certain of our executive officers and certain officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored by CCO Group or its affiliates, the general partners of other private investment programs sponsored by CCO Group or its affiliates and/or the advisor or fiduciaries of other real estate programs sponsored by CCO Group or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by CCO Group or its affiliates.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates, or other real estate programs sponsored by CCO Group own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since CIM or its affiliates or other real estate programs sponsored by CCO Group may be competing with us for these assets.

Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT V, and a director of CCIT III, CCPT IV and CIM Income NAV. Furthermore, Richard S. Ressler, one of our directors, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, serves as a director of CCPT V, as well as the chairman of the board, chief executive officer and president of CCIT III, CCPT IV and CIM Income NAV. One of our independent directors, Calvin E. Hollis, also serves as a director of CCPT V. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of certain affiliates of CIM and other real estate programs sponsored by CCO Group. Also, our advisor and its key personnel are or may be key personnel of other current or future real estate programs that have investment objectives, targeted assets, and legal and financial obligations substantially similar to ours, and/or key personnel of the advisor to such programs, and they may have other business interests as well. As a result, Messrs. Shemesh, Ressler, Hollis and DeBacker, and certain key personnel of our advisor, may owe fiduciary duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new acquisition opportunities, management time and operational expertise among us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the acquisition or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources among us and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our acquisitions may suffer.
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
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group, which could result in a disproportionate benefit to CIM or its affiliates, or another real estate program sponsored by CCO Group.
We may enter into joint ventures or co-ownership arrangements (including co-investment transactions) with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related assets. Since one or more of the officers of our advisor are officers of CIM or its affiliates, including CCO Group and/or the advisors to other real estate programs sponsored by CCO Group, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored by CCO Group, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by CIM or its affiliates, or another real estate investment program sponsored by CCO Group, that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and CIM or its affiliates, or another real estate program sponsored by CCO Group grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on our business.
Risks Related to Our Corporate Structure
Our Charter permits our Board to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our Charter permits our Board to issue up to 500,000,000 shares of stock, of which (i) 245,000,000 shares are designated as Class A common stock, (ii) 245,000,000 shares are designated as Class T common stock, and (iii) 10,000,000 shares are classified as preferred stock. In addition, our Board, without any action by our stockholders, may amend our Charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our Board could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
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

A person is not an interested stockholder under the statute if our Board approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, our Board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our Board.
After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by our Board of the corporation and approved by the affirmative vote of at least:

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

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board has exempted any business combination involving our advisor or any affiliate of our advisor. As a result, our advisor and any affiliate of our advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after the end of the Offering. To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our Board may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Our Board may change certain of our policies without stockholder approval, which could alter the nature of our stockholders’ investment. If our stockholders do not agree with the decisions of our Board, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
Our Board determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. Under the Maryland General Corporation Law and our Charter, our stockholders generally have a right to vote only on the following:

•	the election or removal of directors;

•
an amendment of our Charter, except that our Board may amend our Charter without stockholder approval to increase or decrease the aggregate number of our shares, or the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided, however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

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
 All other matters are subject to the discretion of our Board.
The power of our Board to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our organizational documents permit our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT. In such a case, we would become subject to U.S. federal, state and local income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which could have adverse consequences on the total return to holders of our common stock.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our Charter authorizes 500,000,000 shares of stock, of which 245,000,000 shares are designated as Class A common stock, 245,000,000 shares are designated as Class T common stock, and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our Board may amend our Charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Our stockholders likely will suffer dilution of their equity investment in us in the event that we (1) issue shares pursuant to our DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CCO Group, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

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
We are subject to tenant, industry and geographic concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
As of December 31, 2018, we had derived approximately:

•	13%, 12% and 10% of our 2018 annualized rental income from Keurig Green Mountain, Amazon and Freeport-McMoRan, respectively;

•	13%, 13% and 12% of our 2018 annualized rental income from tenants in Arizona, Massachusetts and Ohio, respectively; and

•	32%, 13%, 13%, 12% and 10% of our 2018 annualized rental income from tenants in the manufacturing, logistics, wholesale, retail - internet and mining and natural resources industries, respectively.
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
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. While we select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice, there can be no assurance that we will not experience a loss that is uninsured or that exceeds policy limits. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots or acts of war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
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
As of December 31, 2018, approximately 30.4% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the breached agreement or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our asset. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our asset could suffer.
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
The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting in order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases. In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt the new leasing standard effective on January 1, 2019.
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
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to stockholders. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our Charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines and our Charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through December 31, 2018, fair market value is based on the purchase price.
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
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CCI II Management as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to pay distributions on our common stock.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income (but under the Tax Cuts and Jobs Act, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility, including the recently passed Tax Cuts and Jobs Act.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our Charter provides our Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
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
We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on holding an investment in our common stock.
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
In order to maintain our qualification as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. Further, to maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a taxable REIT subsidiary (“TRS”), generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
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
Our Charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board, for so long as we continue to qualify as a REIT, our Charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our Board, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, our Board may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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
If a stockholder that is an employee benefit plan, individual retirement account (“IRA”), annuity described in Sections 403(a) or (b) of the Internal Revenue Code, Archer Medical Savings Account, health savings account, Coverdell education savings account, or other arrangement that is subject to the Employee Retirement Income Securities Act (“ERISA”) or Section 4975 of the Internal Revenue Code (referred to generally as “Benefit Plans and IRAs”) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in shares of our common stock, such stockholder could be subject to civil and criminal, if the failure is willful, penalties.
There are special considerations that apply to Benefit Plans and IRAs investing in shares of our common stock. Stockholders that are Benefit Plans and IRAs should consider:

•
whether their investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a plan not subject to ERISA or the Internal Revenue Code;

•	whether their investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;

•
whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA or any similar rule under other applicable laws or regulations;

•	whether their investment will impair the liquidity needs, the minimum and other distribution requirements, or the tax withholding requirements that may be applicable to such Benefit Plan or IRA;

•
whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code or any similar rule under other applicable laws or regulations;

•	whether their investment will produce or result in unrelated business taxable income, as defined in Sections 511 through 514 of the Internal Revenue Code, to the Benefit Plan or IRA;

•
whether their investment will impair the Benefit Plan’s or IRA’s need to value its assets annually (or more frequently) in accordance with ERISA, the Internal Revenue Code and the applicable provisions of the Benefit Plan or IRA; and

•	whether their investment will cause our assets to be treated as “plan assets” of the Benefit Plan or IRA.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Internal Revenue Code, or other applicable statutory or common law may result in the imposition of civil and criminal (if the violation is willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” (within the meaning of ERISA) or “disqualified person” (within the meaning of the Internal Revenue Code) who authorized or directed the investment may have to compensate the plan for any losses the plan suffered as a result of the transaction or restore to the plan any profits made by such person as a result of the transaction, or may be subject to excise taxes with respect to the amount involved. In the case of a prohibited transaction involving an IRA, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). To avoid our assets from being considered “plan assets” under the plan assets regulation, our Charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our Charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan investor. If our underlying assets were to be considered “plan assets” of a benefit plan investor subject to ERISA, (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Internal Revenue Code. Even if our assets are not considered to be

“plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.
Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Internal Revenue Code and any similar applicable law.
Stockholders that are Benefit Plans and IRAs may be limited in their ability to withdraw required minimum distributions as a result of an investment in shares of our common stock.
If Benefit Plans or IRAs invest in our common stock, the Internal Revenue Code may require such plan or IRA to withdraw required minimum distributions in the future. Our common stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If a Benefit Plan or IRA requires liquidity, it may generally sell its shares, but such sale may be at a price less than the price at which such plan or IRA initially purchased its shares of our common stock. If a Benefit Plan or IRA fails to make required minimum distributions, it may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the Plan assets regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability of, any exemption relief.

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
Market Information
As of March 14, 2019, we had approximately 67.4 million shares of common stock outstanding (64.8 million Class A Shares and 2.6 million Class T Shares), held by a total of 13,350 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offering, we issue shares of our common stock at the most recent estimated per share NAV as determined by our Board. As of December 31, 2018, the most recent estimated per share NAV was $10.58 per share for both Class A Shares and Class T Shares, which was established on March 27, 2018 using a valuation date of December 31, 2017.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of our determination of the most recent estimated share value to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to National Association of Securities Dealers Conduct Rule 2340, which took effect on April 11, 2016, we are required to publish an updated estimated per share NAV on at least an annual basis. Our Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. On March 19, 2019, our Board established an updated estimated per share NAV of our common stock of $11.03 for both Class A Shares and Class T Shares using a valuation date of December 31, 2018 and commencing on March 25, 2019. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $11.03 per share if a market did exist.
In determining the estimated per share NAVs as of December 31, 2017 and December 31, 2018, our Board considered information and analysis, including valuation materials that were provided by Cushman & Wakefield, Inc. (“Cushman & Wakefield”), information provided by CCI II Management and the estimated per share NAV recommendation made by the valuation committee of our Board, which committee is comprised entirely of independent directors. See our Current Reports on Form 8-K filed with the SEC on March 30, 2018 and March 25, 2019, for additional information regarding Cushman & Wakefield and its valuation materials.
 Share Redemption Program
Our Board has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us, subject to the conditions and limitations described below.
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
The per share redemption price (other than for shares purchased pursuant to our DRIP portion of the Offering and the DRIP Offering) depends on the length of time the stockholder has held such shares as follows: after two years from the purchase date,

97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. The redemption price for shares purchased pursuant to our DRIP portion of the Offering and the DRIP Offering will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. The estimated per share NAV for purposes of our share redemption program as of December 31, 2018 was $10.58 per share for both Class A Shares and Class T Shares, which was determined by our Board on March 27, 2018 using a valuation date of December 31, 2017. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock on March 19, 2019, the estimated per share NAV of $11.03 for both Class A Shares and Class T Shares as of December 31, 2018 will serve as the most recent estimated per share NAV for purposes of our share redemption program, effective March 25, 2019, until such time as our Board determines a new estimated per share NAV.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our Board will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to stockholders prior to the redemption date. Our Board will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our Board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.
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
Our Board may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP Offering on the date we sell all of the shares registered for sale under our DRIP Offering, unless we register additional DRIP shares to be offered pursuant to an effective registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the DRIP portion of the Offering and the DRIP Offering, net of shares redeemed to date, the discontinuance or termination of our DRIP Offering will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
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
We received redemption requests of approximately 823,000 shares for $8.7 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended December 31, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2018 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP Offering during the respective period. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 4.3 million shares, of which we redeemed approximately 1.5 million shares as of December 31, 2018 for $16.0 million (at an average redemption price of $10.51 per share) and approximately 490,000 shares subsequent to December 31, 2018 for $5.2 million (at an average redemption price of $10.55 per share). The remaining redemption requests relating to approximately 2.3 million shares went unfulfilled. During the year ended December 31, 2017, we received valid redemption requests under our share redemption program totaling approximately 2.4 million shares, of which we redeemed approximately 1.8 million shares as of December 31, 2017 for $18.1 million (at an average redemption price of $10.24 per share) and approximately 529,000 shares subsequent to December 31, 2017 for $5.4 million (at an average redemption price of $10.27 per share). The remaining redemption requests relating to approximately 108,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from the DRIP Offering. During the years ended December 31, 2018 and 2017, we issued approximately 2.0 million and 2.2 million shares, respectively, of common stock under our DRIP portion of the Offering and the DRIP Offering for proceeds of $21.3 million and $22.1 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.

During the three-month period ended December 31, 2018, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
November 1, 2018 - November 30, 2018
	Class A Shares	483,927	$10.54	483,927	(1)
	Class T Shares	19,592	$10.35	19,592	(1)
December 1, 2018 - December 31, 2018
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
Total		503,519		503,519
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 12 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.
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
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 13 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2018, 2017 and 2016.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

Year Ending December 31,	Share Class	Total Distributions Declared	Distributions Declared per Common Share
2018	Class A Shares	$40,857	$0.63
	Class T Shares	$1,398	$0.63
2017	Class A Shares	$41,077	$0.63
	Class T Shares	$1,370	$0.63
2016	Class A Shares	$35,991	$0.63
	Class T Shares	$552	$0.40

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total real estate assets, net	$1,096,038	$1,124,863	$1,057,322	$885,180	$648,526
Cash and cash equivalents	$4,231	$4,845	$6,993	$18,060	$11,141
Total assets	$1,132,980	$1,158,899	$1,089,084	$920,109	$666,205
Credit facility and notes payable, net	$603,891	$599,771	$501,152	$514,094	$399,293
Intangible lease liabilities, net	$21,470	$23,783	$26,112	$22,721	$8,222
Total liabilities	$642,743	$639,545	$543,830	$579,608	$465,890
Redeemable common stock	$27,624	$27,765	$25,001	$11,520	$2,816
Total stockholders’ equity	$462,613	$491,589	$520,253	$328,981	$197,499
Operating Data:
Total revenues	$106,612	$103,662	$87,211	$74,015	$17,846
Total operating expenses	$69,100	$69,086	$62,565	$49,122	$26,370
Operating income (loss)	$37,512	$34,576	$24,646	$24,893	$(8,524)
Net income (loss)	$13,253	$11,750	$4,004	$6,840	$(12,716)
Cash Flow Data:
Net cash provided by (used in) operating activities	$48,665	$43,674	$30,165	$24,908	$(904)
Net cash used in investing activities	$(9,551)	$(105,941)	$(197,907)	$(264,903)	$(628,164)
Net cash (used in) provided by financing activities	$(39,528)	$58,107	$158,578	$248,454	$640,071
Per Common Share Data:
Class A Common Stock:
Net income (loss)	$12,947	$11,509	$4,011	$6,840	$(12,716)
Basic and diluted weighted average number of common shares outstanding	64,855,809	65,204,087	57,105,755	31,204,356	10,174,511
Basic and diluted net income (loss) per common share	$0.20	$0.18	$0.07	$0.22	$(1.25)
Distributions declared per common share	$0.63	$0.63	$0.63	$0.63	$0.60
Class T Common Stock:
Net income (loss) (1)	$306	$241	$(7)	$—	$—
Basic and diluted weighted average number of common shares outstanding (1)	2,537,693	2,489,306	999,019	—	—
Basic and diluted net income (loss) per common share (1)	$0.12	$0.10	$(0.01)	$—	$—
Distributions declared per common share (1)	$0.63	$0.63	$0.40	$—	$—
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
Overview
We were formed on February 26, 2013 and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced principal operations on January 13, 2014 when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 275,000 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI II Management. On February 1, 2018, the Transaction, as discussed in Part I, Item 1. Business — Formation, was completed. As a result of the Transaction, CIM indirectly owns and/or controls CCI II Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
As part of the Transaction, pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to us, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCPT V, CCIT III, and/or CIM Income NAV with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
We ceased issuing shares in the Offering on September 17, 2016, but will continue to issue Class A Shares and Class T Shares under the DRIP Offering until a liquidity event occurs, such as the listing of our shares on a national securities exchange or the sale of our company, or the DRIP Offering is otherwise terminated by our Board. We expect that property acquisitions in 2019 and future periods will be funded by secured or unsecured borrowings from banks and other lenders, proceeds from our DRIP Offering, cash flows from operations and the strategic sale of properties and other assets.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. Rental income accounted for 88% and 89% of total revenue for the years ended December 31, 2018 and 2017, respectively. As 100% of our rentable square feet was under lease as of December 31, 2018, with a weighted average remaining lease term of 9.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
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
Operating Highlights and Key Performance Indicators
2018 Activity

•
Acquired one land parcel for an aggregate amount of $1.4 million, upon which a 120,000 square foot expansion of an existing property was completed, and capitalized an aggregate amount of expenses and interest of $8.0 million associated with the expansion project.

•	Issued approximately 2.0 million shares of common stock pursuant to the DRIP Offering for proceeds of $21.3 million ($20.5 million in Class A Shares and $835,000 in Class T Shares).

•	Total debt increased by $3.5 million, from $601.5 million to $605.0 million.
Portfolio Information
As of December 31, 2018, we owned 36 properties comprising approximately 11.5 million rentable square feet of commercial space located in 19 states, which were 100% leased with a weighted average remaining lease term of 9.2 years.

The following table shows the property statistics of our real estate assets as of December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017		2016
Number of commercial properties	36	36	(1)	34
Rentable square feet (in thousands)	11,495	11,376		10,691
Percentage of rentable square feet leased	100%	100%		100%
Percentage of investment-grade tenants (2)	69.6%	56.5%		54.0%
____________________________________

(1)	We completed an expansion project during the year ended December 31, 2017 that connected two existing buildings, resulting in a decrease to our property count.

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

The following table summarizes our real estate acquisition activity during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Commercial properties acquired	—	3	4
Purchase price of acquired properties (in thousands)	$—	$93,465	$197,669
Rentable square feet of acquired properties (in thousands)	—	483	1,586
The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income as of December 31, 2018:

			2018	2018	Percentage of
	Total	Leased	Annualized	Annualized	2018
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases	(in thousands)	(in thousands)	per Square Foot	Rental Income
Keurig Green Mountain	2	431	$11,528	$26.75	13%
Amazon	2	2,034	10,594	5.21	12%
Freeport-McMoRan	1	247	9,251	37.45	10%
Procter & Gamble	1	1,791	6,232	3.48	7%
Amcor Rigid Plastics	2	1,010	4,361	4.32	5%
Dow Chemical	1	230	4,257	18.51	5%
SKF USA	1	431	4,015	9.32	4%
UPS	1	614	3,463	5.64	4%
Avnet	2	234	3,269	13.97	3%
State of Alabama Department of Education	1	114	3,040	26.67	3%
Other	26	4,359	31,198	7.16	34%
	40	11,495	$91,208	$7.93	100%

The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

			2018	2018	Percentage of
	Total	Leased	Annualized	Annualized	2018
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases	(in thousands)	(in thousands)	per Square Foot	Rental Income
Manufacturing	14	5,918	$29,127	$4.92	32%
Logistics	10	1,894	11,856	6.26	13%
Wholesale	2	431	11,528	26.75	13%
Retail - Internet	2	2,034	10,594	5.21	12%
Mining and Natural Resources	1	247	9,251	37.45	10%
Government and Public Services	2	198	4,774	24.11	5%
Healthcare	2	179	4,307	24.06	5%
Professional Services	2	183	3,016	16.48	3%
Agriculture	1	184	2,805	15.24	3%
Construction	2	71	1,481	20.86	1%
Other	2	156	2,469	15.83	3%
	40	11,495	$91,208	$7.93	100%
The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

			2018	2018	Percentage of
	Total	Rentable	Annualized	Annualized	2018
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands)	(in thousands)	per Square Foot	Rental Income
Arizona	2	426	$11,694	$27.45	13%
Massachusetts	2	431	11,528	26.75	13%
Ohio	3	3,138	11,256	3.59	12%
Texas	4	438	8,337	19.03	9%
Florida	1	1,018	6,849	6.73	7%
Missouri	3	729	5,507	7.55	6%
California	3	267	5,370	20.11	6%
Indiana	3	1,635	5,307	3.25	6%
Alabama	2	234	5,211	22.27	6%
Virginia	1	1,016	3,745	3.69	4%
Other	12	2,163	16,404	7.58	18%
	36	11,495	$91,208	$7.93	100%
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

			2018	2018	Percentage of
	Total	Rentable	Annualized	Annualized	2018
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands)	(in thousands)	per Square Foot	Rental Income
Office	17	2,214	$48,415	$21.87	53%
Industrial	19	9,281	42,793	4.61	47%
	36	11,495	$91,208	$7.93	100%

Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years, and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provided for annual rental payments (payable in monthly installments) ranging from $92,000 to $9.3 million (average of $2.3 million).
The following table shows lease expirations of our real estate portfolio, as of December 31, 2018, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total	Leased	2018	2018	Percentage of
	Number	Square Feet	Annualized	Annualized	2018
Year of	of Leases	Expiring	Rental Income	Rental Income	Annualized
Lease Expiration	Expiring	(in thousands)	(in thousands)	per Square Foot	Rental Income
2019	1	3	$92	$30.67	*%
2020	—	—	—	—	—%
2021	—	—	—	—	—%
2022	—	—	—	—	—%
2023	6	1,062	8,685	8.18	10%
2024	10	3,787	14,478	3.82	16%
2025	6	738	6,675	9.04	7%
2026	2	361	5,156	14.28	6%
2027	3	1,348	14,099	10.46	15%
2028	2	214	4,298	20.08	5%
2029	4	1,872	19,961	10.66	22%
Thereafter	6	2,110	17,764	8.42	19%
	40	11,495	$91,208	$7.93	100%
____________________________________
* Represents less than 1% of the total annualized rental income.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Economic Metrics
Weighted-average lease term (in years) (1)	9.2	9.9	10.5
Lease rollover (1) (2):
Annual average	1.9%	*%	*%
Maximum for a single year	9.5%	*%	*%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2018, 2017 and 2016.

(2)	Through the end of the next five years as of the respective reporting date.
* Represents less than 1% of the total annualized rental income.

Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operations of properties other than those listed in Part I, Item 1A — Risk Factors.
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income (“NOI”), from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expenses items such as (a) general and administrative expenses, (b) advisory fees, (c) transaction-related expenses and (d) interest and other income. Our NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Years Ended December 31, 2018 and 2017
A total of 31 properties were acquired before January 1, 2017 and represent our “same store” properties during the years ended December 31, 2018 and 2017. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2017. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$93,785	$92,349	$1,436	$80,677	$80,970	$(293)	$13,108	$11,379	$1,729
Tenant reimbursement income	12,827	11,313	1,514	11,123	10,037	1,086	1,704	1,276	428
Total property-related income	106,612	103,662	2,950	91,800	91,007	793	14,812	12,655	2,157

Property operating expenses	6,572	5,875	697	5,185	4,695	490	1,387	1,180	207
Real estate tax expenses	8,528	7,954	574	8,197	7,838	359	331	116	215
Total property operating expenses	15,100	13,829	1,271	13,382	12,533	849	1,718	1,296	422

Net operating income	$91,512	$89,833	$1,679	$78,418	$78,474	$(56)	$13,094	$11,359	$1,735

General and administrative expenses	$4,730	$4,760	$(30)
Advisory fees and expenses	10,547	10,292	255
Transaction-related expenses	164	2,215	(2,051)
Depreciation and amortization	38,559	37,990	569
Interest expense and other, net	(24,259)	(22,826)	1,433
Net income	$13,253	$11,750	$1,503
Net Operating Income
Same store property net operating income decreased $56,000 during the year ended December 31, 2018, as compared to the same period in 2017. The same store properties were 100% occupied as of December 31, 2018 and 2017. The decrease is primarily due to the timing of expenses and tax assessments related to the Freeport-McMoRan property.

Non-same store property net operating income increased $1.7 million during the year ended December 31, 2018, as compared to the same period in 2017. The increase is primarily due to recognizing a full year of net operating income on three rental-income producing property acquisitions and one expansion project completed in 2017, as well as an additional expansion project completed subsequent to December 31, 2017.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, accounting fees, escrow and trustee fees, board of directors costs and unused fees on the Credit Facility, as defined in “— Liquidity and Capital Resources — General” below, and state franchise and income taxes.
2018 vs 2017 — General and administrative expenses remained consistent during the year ended December 31, 2018, as compared to the same period in 2017.
Advisory Fees and Expenses
Pursuant to the advisory agreement with CCI II Management and based upon the amount of our current invested assets, we are required to pay to CCI II Management a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI II Management in providing advisory services, subject to limitations as set forth in the advisory agreement.
2018 vs 2017 — The increase in advisory fees and expenses of $255,000 during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to an increase in our average invested assets to $1.32 billion for the year ended December 31, 2018, compared to $1.29 billion for the year ended December 31, 2017.
Transaction-Related Expenses
We pay CCI II Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate. We reimburse CCI II Management or its affiliates for transaction-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. In April 2017, we adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our acquisitions made after the adoption of ASU 2017-01 qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions will be capitalized. Prior to the adoption of ASU 2017-01 in April 2017, all of our costs related to property acquisitions, including acquisition fees described below, were expensed as incurred. Prior to April 2017, acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated.
2018 vs 2017 — The decrease in transaction-related expenses of $2.1 million during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to no acquisition activity during the year ended December 31, 2018, compared to the purchase of three properties for an aggregate purchase price of $93.5 million during the year ended December 31, 2017. The acquisitions were all acquired prior to the adoption of ASU 2017-01 in April 2017 and were accounted for as business combinations. Accordingly, transaction-related costs related to those property acquisitions were expensed as incurred.
Depreciation and Amortization
2018 vs 2017 — The increase in depreciation and amortization expenses of $569,000 during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to recognizing a full year of depreciation and amortization on three property acquisitions and one expansion project completed in 2017.
Interest Expense and Other, Net
2018 vs 2017 — The increase in interest expense and other, net of $1.4 million during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to an increase in the weighted average interest rate to 3.9% as of December 31, 2018, from 3.7% as of December 31, 2017, coupled with an increase in the average aggregate amount of debt outstanding from $589.4 million during the year ended December 31, 2017 to $600.4 million during the year ended December 31, 2018.

Comparison of the Years Ended December 31, 2017 and 2016
A total of 27 properties were acquired before January 1, 2016 and represent our “same store” properties during the years ended December 31, 2017 and 2016. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2016. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$92,349	$77,390	$14,959	$66,362	$66,265	$97	$25,987	$11,125	$14,862
Tenant reimbursement income	11,313	9,821	1,492	7,668	8,531	(863)	3,645	1,290	2,355
Total property-related income	103,662	87,211	16,451	74,030	74,796	(766)	29,632	12,415	17,217

Property operating expenses	5,875	5,088	787	3,831	4,643	(812)	2,044	445	1,599
Real estate tax expenses	7,954	7,109	845	6,302	6,415	(113)	1,652	694	958
Total property operating expenses	13,829	12,197	1,632	10,133	11,058	(925)	3,696	1,139	2,557

Net operating income	$89,833	$75,014	$14,819	$63,897	$63,738	$159	$25,936	$11,276	$14,660

General and administrative expenses	$4,760	$5,023	$(263)
Advisory fees and expenses	10,292	8,527	1,765
Transaction-related expenses	2,215	4,824	(2,609)
Depreciation and amortization	37,990	31,994	5,996
Interest expense and other, net	(22,826)	(20,642)	2,184
Net income	$11,750	$4,004	$7,746
Net Operating Income
Same store property net operating income increased $159,000 during the year ended December 31, 2017, as compared to the same period in 2016. The same store properties were 100% occupied as of December 31, 2017 and 2016. The increase is primarily due to the timing of expenses and tax assessments related to the Freeport-McMoRan property.
Non-same store property net operating income increased $14.7 million during the year ended December 31, 2017, as compared to the same period in 2016. The increase is primarily due to the acquisition of three rental income producing properties and the completion of one expansion project during the year ended December 31, 2017, as well as recognizing a full year of net operating income on four rental-income producing properties acquired in 2016.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, accounting fees, escrow and trustee fees, unused fees on the Credit Facility, as defined in “— Liquidity and Capital Resources — General” below, and state franchise and income taxes.
2017 vs 2016 — The decrease in general and administrative expenses of $263,000 during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to decreases in unused fees on the Credit Facility, and decreased operating expense reimbursements, partially offset by increased escrow and trustee fees.
Advisory Fees and Expenses
Pursuant to the advisory agreement with CCI II Management and based upon the amount of our current invested assets, we are required to pay to CCI II Management a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI II Management in providing advisory services, subject to limitations as set forth in the advisory agreement.
2017 vs 2016 — The increase in advisory fees and expenses of $1.8 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to an increase in our average invested assets to $1.3 billion for the year ended December 31, 2017, compared to $1.0 billion for the year ended December 31, 2016.

Transaction-Related Expenses
2017 vs 2016 — The decrease in transaction-related expenses of $2.6 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of three properties prior to the adoption of ASU 2017-01 for an aggregate purchase price of $93.5 million during the year ended December 31, 2017, compared to the acquisition of four properties for an aggregate purchase price of $197.7 million during the year ended December 31, 2016.
Depreciation and Amortization
2017 vs 2016 — The increase in depreciation and amortization expenses of $6.0 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of three properties and the completion of one expansion project during the year ended December 31, 2017, as well as recognizing a full year of depreciation and amortization on four properties acquired in 2016.
Interest Expense and Other, Net
2017 vs 2016 — The increase in interest expense and other, net of $2.2 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to an increase in the average aggregate amount of debt outstanding from $488.1 million during the year ended December 31, 2016 to $589.4 million during the year ended December 31, 2017.
Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
January 14, 2014	March 31, 2014	$0.001643836
April 1, 2014	December 31, 2015	$0.0017260274
January 1, 2016	December 31, 2016	$0.0017213115
January 1, 2017	June 30, 2019	$0.001726027
______________________

(1)	Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of December 31, 2018, we had distributions payable of $3.6 million.
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$20,926	50%	$20,286	48%
Distributions reinvested	21,330	50%	22,138	52%
Total distributions	$42,256	100%	$42,424	100%
Source of distributions:
Net cash provided by operating activities (1)	$42,256	100%	$42,424	100%
____________________________________

(1)	Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $48.7 million and $43.7 million, respectively.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations, including a one-year holding period. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 823,000 shares for $8.7 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended December 31, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2018 to shares issued pursuant to the DRIP Offering during the respective period. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 4.3 million shares, of which we redeemed approximately 1.5 million shares as of December 31, 2018 for $16.0 million (at an average redemption price of $10.51 per share) and approximately 490,000 shares subsequent to December 31, 2018 for $5.2 million (at an average redemption price of $10.55 per share). The remaining redemption requests relating to approximately 2.3 million shares went unfulfilled. During the year ended December 31, 2017, we received valid redemption requests for approximately 2.4 million shares, of which we redeemed approximately 1.8 million shares as of December 31, 2017 for $18.1 million (at an average redemption price of $10.24 per share) and approximately 529,000 shares subsequent to December 31, 2017 for $5.4 million (at an average redemption price of $10.27 per share). The remaining redemption requests relating to approximately 108,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP Offering.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We expect to utilize proceeds from real estate asset dispositions, cash flows from operations and future proceeds from secured or unsecured financing and funds from the DRIP Offering to fund certain capital expenditures, including tenant improvements, and for operating expenses, distributions to stockholders, general corporate uses and future property acquisitions. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties.
On August 25, 2016, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP Offering. We will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by our Board on March 19, 2019, which is currently $11.03 per share for both Class A Shares and Class T Shares as of December 31, 2018.
We have an amended, unsecured credit facility with JPMorgan Chase Bank, N.A. as administrative agent (the “Credit Facility”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan (the “Term Loan”) and up to $200.0 million in revolving loans (the “Revolving Loans”). As of December 31, 2018, we had $85.6 million in unused capacity under the Credit Facility, subject to borrowing availability. As of December 31, 2018, we also had cash and cash equivalents of $4.2 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, redemptions, certain capital expenditures, and interest and principal on current and any future debt financings, including principal repayments of $309.5 million due December 2019. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders. With respect to the Credit Facility due to mature on December 12, 2019, we believe cash proceeds from real estate asset dispositions, net cash provided by operations and entering into new financing arrangements will be sufficient to meet our debt obligations as they become due. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of capital expenditures, operating expenses, distributions and redemptions to stockholders, interest and principal on any current and future indebtedness and future property acquisitions. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations, secured or unsecured borrowings from banks and other lenders, and the DRIP Offering.
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
Contractual Obligations
As of December 31, 2018, we had debt outstanding with a carrying value of $605.0 million, with a weighted average interest rate of 3.9%. See Note 7 — Credit Facility and Notes Payable to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding. Our contractual obligations as of December 31, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt	$295,545	$—	$238,565	$56,980	$—
Interest payments - fixed rate debt (2)	26,605	12,149	10,866	3,590	—
Principal payments - Credit Facility	309,500	309,500	—	—	—
Interest payments - Credit Facility (3)	10,927	10,927	—	—	—
Total	$642,577	$332,576	$249,431	$60,570	$—
____________________________________

(1)	The table does not include amounts due to CCI II Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of December 31, 2018, we had $54.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.3% as of December 31, 2018, which is the fixed rate under the interest rate swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 4.5% as of December 31, 2018.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if both approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of December 31, 2018, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.2%, and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 45.6%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through December 31, 2018, is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 49.8%.

The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2018 (dollar amounts in thousands):

Balance as of December 31, 2018
Credit facility and notes payable, net	$603,891
Deferred costs (1)	1,154
Less: Cash and cash equivalents	(4,231)
Net debt	$600,814
Gross real estate assets, net (2)	$1,205,504
Net debt leverage ratio	49.8%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Operating Activities. Net cash provided by operating activities increased by $5.0 million for the year ended December 31, 2018, as compared to the same period in 2017. The change was primarily due to recognizing a full year of operations on the three rental income-producing properties acquired in 2017. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $96.4 million for the year ended December 31, 2018, as compared to the same period in 2017. The decrease resulted primarily from no acquisition activity during the year ended December 31, 2018, along with a decrease in capital expenditures related to development projects.
Financing Activities. Net cash used in financing activities was $39.5 million for the year ended December 31, 2018, compared to net cash provided by financing activities of $58.1 million for the year ended December 31, 2017. The change was primarily due to a decrease in net borrowings and an increase in redemptions of common stock.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Operating Activities. Net cash provided by operating activities increased by $13.5 million for the year ended December 31, 2017, as compared to the same period in 2016. The change was primarily due to the acquisition of three rental income-producing properties subsequent to December 31, 2016, as well as recognizing a full year of operations on the four rental income-producing properties acquired in 2016. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $92.0 million for the year ended December 31, 2017, as compared to the same period in 2016. The decrease resulted primarily from the acquisition of three properties for an aggregate purchase price of $93.5 million during the year ended December 31, 2017, compared to the acquisition of four properties for an aggregate purchase price of $197.7 million during the same period in 2016, offset by an increase in capital expenditures related to development projects.
Financing Activities. Net cash provided by financing activities decreased by $100.5 million for the year ended December 31, 2017 as compared to the same period in 2016. The decrease resulted primarily from the termination of the Offering on September 17, 2016, along with increases in redemptions of common stock and distributions to investors, partially offset by an increase in net borrowings.
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
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Management and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI II Management or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 10 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT V, a director of CCIT III, CCPT IV and CIM Income NAV, and president and treasurer of CCI II Management. One of our directors, Richard S. Ressler, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCPT V, as well as the chairman of the board, chief executive officer and president of CCPT IV, CCIT III and CIM Income NAV, and is vice president of CCI II Management. One of our independent directors, Calvin E. Hollis, also serves as a director of CCPT V. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CCI II Management. In addition, affiliates of CCI II Management act as an advisor to CCPT IV, CCPT V, CIM Income NAV and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there are conflicts of interest where CCI II Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Management and CIM and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of December 31, 2018, we had $109.5 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in the London Interbank Offered Rate. As of December 31, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $548,000 per year.
As of December 31, 2018, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate fair value of the net derivative asset of $2.9 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2018, an increase of 50 basis points in interest rates would result in a change of $1.2 million to the fair value of the net derivative asset, resulting in a net derivative asset of $4.1 million. A decrease of 50 basis points in interest rates would result in a change of $1.2 million to the fair value of the net derivative asset, resulting in a net derivative asset of $1.7 million.
As the information presented above includes only those exposures that existed as of December 31, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2018.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.4
Cole Office & Industrial REIT (CCIT II), Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-55436), filed on November 14, 2018).

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

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.	Description

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________________

*	Filed herewith.
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 2019.

Cole Office & Industrial REIT (CCIT II), Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ AVRAHAM SHEMESH	Chairman of the Board of Directors, Chief Executive Officer and President	March 25, 2019
Avraham Shemesh	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 25, 2019
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 25, 2019
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ P. ANTHONY NISSLEY	Independent Director	March 25, 2019
P. Anthony Nissley

/s/ JAMES F. RISOLEO	Independent Director	March 25, 2019
James F. Risoleo

/s/ CALVIN E. HOLLIS	Independent Director	March 25, 2019
Calvin E. Hollis

/s/ RICHARD S. RESSLER	Director	March 25, 2019
Richard S. Ressler

/s/ RICHARD H. DOZER	Independent Director	March 25, 2019
Richard H. Dozer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cole Office & Industrial REIT (CCIT II), Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cole Office & Industrial REIT (CCIT II), Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
March 25, 2019

We have served as the Company’s auditor since 2013.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$103,418	$102,055
Buildings and improvements	1,006,222	997,738
Intangible lease assets	124,964	124,952
Total real estate assets, at cost	1,234,604	1,224,745
Less: accumulated depreciation and amortization	(138,566)	(99,882)
Total real estate assets, net	1,096,038	1,124,863
Cash and cash equivalents	4,231	4,845
Restricted cash	1,631	1,431
Rents and tenant receivables, net	27,131	23,321
Derivative assets, prepaid expenses and other assets	3,537	3,679
Deferred costs, net	412	760
Total assets	$1,132,980	$1,158,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$603,891	$599,771
Accrued expenses and accounts payable	7,361	6,897
Due to affiliates	1,433	1,274
Intangible lease liabilities, net	21,470	23,783
Distributions payable	3,588	3,589
Deferred rental income and other liabilities	5,000	4,231
Total liabilities	642,743	639,545
Commitments and contingencies
Redeemable common stock	27,624	27,765
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 64,838,403 and 64,884,543 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	648	649
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,548,436 and 2,515,860 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	25	25
Capital in excess of par value	583,304	583,279
Accumulated distributions in excess of earnings	(124,308)	(95,306)
Accumulated other comprehensive income	2,944	2,942
Total stockholders’ equity	462,613	491,589
Total liabilities, redeemable common stock and stockholders’ equity	$1,132,980	$1,158,899
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$93,785	$92,349	$77,390
Tenant reimbursement income	12,827	11,313	9,821
Total revenues	106,612	103,662	87,211
Operating expenses:
General and administrative	4,730	4,760	5,023
Property operating	6,572	5,875	5,088
Real estate tax	8,528	7,954	7,109
Advisory fees and expenses	10,547	10,292	8,527
Transaction-related	164	2,215	4,824
Depreciation and amortization	38,559	37,990	31,994
Total operating expenses	69,100	69,086	62,565
Operating income	37,512	34,576	24,646
Other expense:
Interest expense and other, net	(24,259)	(22,826)	(20,642)
Net income	$13,253	$11,750	$4,004

Class A Common Stock:
Net income	$12,947	$11,509	$4,011
Basic and diluted weighted average number of common shares outstanding	64,855,809	65,204,087	57,105,755
Basic and diluted net income per common share	$0.20	$0.18	$0.07

Class T Common Stock:
Net income (loss)	$306	$241	$(7)
Basic and diluted weighted average number of common shares outstanding	2,537,693	2,489,306	999,019
Basic and diluted net income (loss) per common share	$0.12	$0.10	$(0.01)
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$13,253	$11,750	$4,004
Other comprehensive income
Unrealized gain (loss) on interest rate swaps	1,596	1,319	(1,669)
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(1,594)	729	2,278
Total other comprehensive income	2	2,048	609
Total comprehensive income	$13,255	$13,798	$4,613
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2016	41,781,519	$418	—	$—	$360,348	$(32,070)	$285	$328,981
Issuance of common stock	23,459,386	235	2,447,532	24	266,225	—	—	266,484
Distributions declared on common stock — $0.63 per Class A Share and $0.40 per Class T Share	—	—	—	—	—	(36,543)	—	(36,543)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(18,150)	—	—	(18,150)
Other offering costs	—	—	—	—	(5,301)	—	—	(5,301)
Distribution and stockholder servicing fees	—	—	—	—	(1,019)	—	—	(1,019)
Redemptions of common stock	(552,584)	(6)	—	—	(5,325)	—	—	(5,331)
Changes in redeemable common stock	—	—	—	—	(13,481)	—	—	(13,481)
Comprehensive income	—	—	—	—	—	4,004	609	4,613
Balance, December 31, 2016	64,688,321	$647	2,447,532	$24	$583,297	$(64,609)	$894	$520,253
Issuance of common stock	2,080,202	20	82,060	1	22,117	—	—	22,138
Distributions declared on common stock — $0.63 per common share	—	—	—	—	—	(42,447)	—	(42,447)
Redemptions of common stock	(1,883,980)	(18)	(13,732)	—	(19,371)	—	—	(19,389)
Changes in redeemable common stock	—	—	—	—	(2,764)	—	—	(2,764)
Comprehensive income	—	—	—	—	—	11,750	2,048	13,798
Balance, December 31, 2017	64,884,543	$649	2,515,860	$25	$583,279	$(95,306)	$2,942	$491,589
Issuance of common stock	1,949,488	19	79,395	1	21,310	—	—	21,330
Distributions declared on common stock — $0.63 per common share	—	—	—	—	—	(42,255)	—	(42,255)
Redemptions of common stock	(2,008,033)	(20)	(46,819)	(1)	(21,459)	—	—	(21,480)
Changes in redeemable common stock	—	—	—	—	141	—	—	141
Equity-based compensation	12,405	—	—	—	33	—	—	33
Comprehensive income	—	—	—	—	—	13,253	2	13,255
Balance, December 31, 2018	64,838,403	$648	2,548,436	$25	$583,304	$(124,308)	$2,944	$462,613
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$13,253	$11,750	$4,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	36,371	35,786	29,866
Amortization of deferred financing costs	1,398	1,409	1,344
Straight-line rental income	(4,377)	(5,777)	(5,553)
Equity-based compensation	33	—	—
Changes in assets and liabilities:
Rents and tenant receivables	567	580	(1,217)
Prepaid expenses and other assets	(91)	(30)	(13)
Accrued expenses and accounts payable	382	1,043	517
Deferred rental income and other liabilities	769	(69)	1,135
Due to affiliates	360	(1,018)	82
Net cash provided by operating activities	48,665	43,674	30,165
Cash flows from investing activities:
Investment in real estate assets	(1,363)	(93,465)	(197,669)
Real estate developments and capital expenditures	(8,423)	(12,476)	(738)
Payment of property escrow deposits	(50)	(1,600)	(4,932)
Refund of property escrow deposits	50	1,600	5,432
Proceeds from the settlement of insurance claims	235	—	—
Net cash used in investing activities	(9,551)	(105,941)	(197,907)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	247,663
Redemptions of common stock	(21,480)	(19,389)	(5,331)
Distribution and stockholder servicing fees paid	(201)	(198)	(79)
Offering costs on issuance of common stock	—	—	(23,493)
Distributions to stockholders	(20,926)	(20,286)	(16,314)
Proceeds from credit facility and notes payable	38,500	131,600	194,980
Repayments of credit facility and notes payable	(35,000)	(33,600)	(207,749)
Repayments of line of credit with former affiliate	—	—	(30,000)
Change in escrowed stockholder proceeds liability	—	—	(238)
Deferred financing costs paid	(421)	(20)	(861)
Payment of loan deposit	—	—	(80)
Refund of loan deposit	—	—	80
Net cash (used in) provided by financing activities	(39,528)	58,107	158,578
Net decrease in cash and cash equivalents and restricted cash	(414)	(4,160)	(9,164)
Cash and cash equivalents and restricted cash, beginning of period	6,276	10,436	19,600
Cash and cash equivalents and restricted cash, end of period	$5,862	$6,276	$10,436
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$4,231	$4,845	$6,993
Restricted cash	1,631	1,431	3,443
Total cash and cash equivalents and restricted cash	$5,862	$6,276	$10,436
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation, incorporated on February 26, 2013, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company primarily acquires commercial real estate assets primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term “net leases”, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. As of December 31, 2018, the Company owned 36 properties, comprising approximately 11.5 million rentable square feet of commercial space located in 19 states. As of December 31, 2018, the rentable square feet at these properties was 100% leased.
Substantially all of the Company’s business is conducted through Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”), of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole Corporate Income Management II, LLC (“CCI II Management”) (formerly known as Cole Corporate Income Advisors II, LLC), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
On February 1, 2018, CIM acquired CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) from VEREIT Operating Partnership, L.P. (“VEREIT OP”), a subsidiary of VEREIT, Inc. (“VEREIT”) (the “Transaction”). CCO Group, LLC owns and controls CCI II Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group serves as the Company’s sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
On September 17, 2013, the Company commenced its initial public offering (the “Offering”) on a “best efforts” basis, initially offering up to a maximum of $2.5 billion in shares of a single class of common stock (referred to as Class A Shares) in the primary offering at a price of $10.00 per share, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $9.50 per share. In March 2016, the Company reclassified a portion of its unissued Class A common stock (the “Class A Shares”) as Class T common stock (the “Class T Shares”) and commenced sales of Class T Shares thereafter upon receipt of the required regulatory approvals.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Distributions are reinvested in shares of the Company’s common stock under the DRIP Offering at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share redemption price for the purposes of the share redemption program. As of December 31, 2018, the estimated per share NAV was $10.58 per share for both Class A Shares and Class T Shares, which was established on March 28, 2018 using a valuation date of December 31, 2017. On March 19, 2019, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2018, of $11.03 per share for both Class A Shares and Class T Shares. As a result, commencing on March 25, 2019, distributions are reinvested under the DRIP Offering at a price of $11.03 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2018, as determined by the Board. Additionally, $11.03 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program. The Board establishes an updated per share NAV of the Company’s common stock on an annual basis, having previously established a per share NAV as

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of February 29, 2016, December 31, 2016, and December 31, 2017. The Company's estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
As of December 31, 2018, the Company had issued approximately 72.1 million shares of common stock in the Offerings, including 7.5 million shares issued in the DRIP Offering, for gross offering proceeds of $726.7 million ($699.3 million in Class A Shares and $27.4 million in Class T Shares) before offering costs, selling commissions and dealer manager fees of $66.2 million. In addition, as of December 31, 2018, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $478,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $541,000.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2018, 2017 or 2016. The Company’s assessment of impairment as of December 31, 2018 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s real estate assets will not occur in 2019 or future periods.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2018 or 2017.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The expected disposition of the Company’s individual properties subsequent to December 31, 2018 will not qualify for discontinued operations presentation, and thus, the results of operations that will be sold will remain in income from continuing operations, and any associated gains or losses from the disposition will be included in gain on disposition of real estate, net. See Note 16 — Subsequent Events to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the expected disposition of individual properties subsequent to December 31, 2018.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, and other intangibles, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above- and below-market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below-market leases, any bargain renewal periods. The above- and below-market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above-market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above- or below-market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the seller or a combination thereof. Upon adoption of ASU 2017-01 (as defined below) in April 2017, contingent consideration arrangements for asset acquisitions are recognized when the contingency is resolved. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
In April 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are now capitalized and allocated to tangible and intangible assets and liabilities as described above. Other acquisition-related expenses, such as advisor reimbursements, continue to be expensed as incurred and are included in transaction-related expenses on the accompanying consolidated statements of operations. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses included within transaction-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings and improvements, and are depreciated over their respective useful lives. During the years ended December 31, 2018 and 2017, the Company capitalized $73,000 and $160,000, respectively, of interest expense associated with development projects.
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
The Company had $1.6 million and $1.4 million in restricted cash as of December 31, 2018 and 2017, respectively. Included in restricted cash was $1.4 million and $1.2 million held by lenders in lockbox accounts as of December 31, 2018 and 2017, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $212,000 and $165,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of December 31, 2018 and 2017, respectively.
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
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred financing costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2018 and 2017, the Company had $412,000 and $760,000, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
Due to Affiliates
CCI II Management, and certain of its affiliates, received and will continue to receive fees, reimbursements, and compensation in connection with services provided relating to the Offerings and the acquisition, management, financing, and leasing of the properties of the Company.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the derivative instrument that is designated as a hedge is recorded as other comprehensive income. The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s obligation to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP portion of the Offering and the DRIP Offering, net of shares redeemed to date. The Company records the maximum amount that is redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
Certain properties have leases where the minimum rental payment increases during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it did not have a material impact on the Company’s consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2018 and 2017, the Company did not have an allowance for uncollectible accounts.
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
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2018, 2017 or 2016. Distributions per share are calculated based on the authorized daily distribution rate.

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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements.
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The FASB has subsequently issued other related ASU, which amend ASU 2016-02 to provide transition practical expedients that an entity may elect to apply and other guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. The Company will use this transition option upon adoption of the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has finalized its assessment of its inventory of leases that will be impacted by adoption of the new guidance. The Company will elect the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The accounting for lease components will largely be unchanged from existing GAAP and the Company will elect the practical expedient to not separate non-lease components from lease components. The Company does not expect the adoption of ASU 2016-02 to have a material impact on the accounting treatment and disclosure of the Company’s net leases, which are the primary source of the Company’s revenues. The Company does not have material leases where it is the lessee.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU are designed to help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. ASU 2017-12 requires all changes in the fair value of highly effective cash flow hedges to be recorded in accumulated other comprehensive income. Under GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company early adopted ASU 2017-12 during the first quarter of fiscal year 2018 and determined there was no material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of the ASU are to be

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU’s adoption, and does not believe this ASU will have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16; as such, the Company is currently evaluating the potential effect this new benchmark interest rate option will have on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2018, the estimated fair value of the Company’s debt was $605.1 million, compared to a carrying value of $605.0 million. The estimated fair value of the Company’s debt was $603.0 million as of December 31, 2017, compared to a carrying value on that date of $601.5 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2018 and 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant receivables, accrued expenses and accounts payable, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2018 and 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$2,944	$—	$2,944	$—
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$2,942	$—	$2,942	$—
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the year ended December 31, 2018, the Company did not acquire any properties.
2018 Development Project
During the year ended December 31, 2018, the Company acquired one land parcel, upon which a 120,000 square foot expansion of an existing property was constructed. The land was acquired for an aggregate cost of $1.4 million and is included in land on the accompanying consolidated balance sheet.
During the year ended December 31, 2018, the Company capitalized expenses totaling $8.0 million as construction in progress associated with the completed expansion, consisting of $7.9 million of capitalized expenses and $73,000 of capitalized interest. When the development project was substantially complete in December 2018, the amounts capitalized to construction in progress during the construction period were transferred to buildings and improvements and began depreciating over their respective useful lives.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocations for the 2017 Acquisitions (in thousands):

2017 Acquisitions
Land	$9,807
Buildings and improvements	73,379
Acquired in-place leases and other intangibles (1)	10,279
Total purchase price	$93,465
___________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 14.1 years.
The Company recorded revenue for the year ended December 31, 2017 of $7.5 million and net income for the year ended December 31, 2017 of $1.5 million related to the 2017 Acquisitions. In addition, the Company recorded $2.1 million of acquisition-related expenses for the year ended December 31, 2017 related to the 2017 Acquisitions, which is included in transaction-related expenses on the consolidated statements of operations.
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
Development Project
During the year ended December 31, 2017, the Company capitalized expenses of $10.3 million as construction in progress associated with a completed expansion project. When the development project was substantially complete in September 2017, the amounts capitalized to construction in progress during the construction period were transferred to buildings and improvements and began depreciating over their respective useful lives.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the purchase price allocation for the 2016 Acquisitions (in thousands):

2016 Acquisitions
Land	$23,850
Buildings and improvements	164,528
Acquired in-place leases and other intangibles (1)	14,935
Intangible lease liabilities (2)	(5,644)
Total purchase price	$197,669

___________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 12.9 years.

(2)	The weighted average amortization period for acquired intangible lease liabilities was 9.9 years.
The Company recorded revenue for the year ended December 31, 2016 of $7.2 million and a net loss for the year ended December 31, 2016 of $1.0 million related to the 2016 Acquisitions. In addition, the Company recorded $4.2 million of acquisition-related expenses for the year ended December 31, 2016 related to the 2016 Acquisitions, which is included in transaction-related expenses on the consolidated statements of operations.
The following table summarizes selected financial information of the Company as if the 2016 Acquisitions were completed on January 1, 2015. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the year ended December 31, 2016 and 2015 (in thousands):

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
Property Concentrations
As of December 31, 2018, three of the Company’s tenants, Keurig Green Mountain, Amazon and Freeport-McMoRan accounted for 13%, 12% and 10%, respectively, of the Company’s 2018 annualized rental income. The Company also had certain geographic concentrations in its property holdings. In particular, as of December 31, 2018, two of the Company’s properties were located in Arizona, two properties were located in Massachusetts and three properties were located in Ohio, which accounted for 13%, 13% and 12%, respectively, of the Company’s 2018 total annualized rental income. In addition, the Company had tenants in the manufacturing, logistics, wholesale, retail - internet and mining and natural resources industries, which comprised 32%, 13%, 13%, 12% and 10%, respectively, of the Company’s 2018 annualized rental income.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following (in thousands, except weighted average life remaining):

	As of December 31,
	2018	2017
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $38,349 and $27,932, respectively (with a weighted average life remaining of 8.8 years and 9.7 years, respectively)	$85,054	$95,459
Acquired above-market leases, net of accumulated amortization of $516 and $391, respectively (with a weighted average life remaining of 8.4 years and 9.3 years, respectively)	1,045	1,170
Total intangible lease assets, net	$86,099	$96,629
Intangible lease liabilities:
Acquired below-market lease intangibles, net of accumulated amortization of $7,630 and $5,317, respectively (with a weighted average life remaining of 9.5 years and 10.5 years, respectively)	$21,470	$23,783
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
In-place lease and other intangible amortization	$10,417	$10,423	$8,904
Above-market lease amortization	$125	$125	$125
Below-market lease amortization	$2,313	$2,329	$2,253
As of December 31, 2018, the estimated amortization relating to the intangible lease assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2019	$10,417	$125	$2,313
2020	$10,417	$125	$2,313
2021	$10,417	$125	$2,313
2022	$10,417	$125	$2,313
2023	$10,089	$125	$2,313

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the year ended December 31, 2018. As of December 31, 2018, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2018 and 2017 (dollar amounts in thousands):

		Outstanding Notional Amount as of December 31, 2018				Fair Value of Assets as of
	Balance Sheet Location		Interest Rates (1)	Effective Dates	Maturity Dates	December 31, 2018	December 31, 2017
Interest Rate Swaps	Derivative assets, prepaid expenses and other assets	$254,070	3.29% to 3.35%	2/10/2015 to 3/19/2015	12/12/2019 to 4/1/2020	$2,944	$2,942
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2018.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2018, 2017 and 2016, the amounts reclassified were a gain of $1.6 million, and losses of $729,000 and $2.3 million, respectively. During the next 12 months, the Company estimates that an additional $2.8 million will be reclassified from other comprehensive income as a decrease to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest. As of December 31, 2018, all derivative instruments were in an asset position. Therefore, there was no termination value as of December 31, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2018.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of December 31, 2018, the Company had $603.9 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.9% and a weighted average years to maturity of 1.6 years. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the debt balances as of December 31, 2018 and 2017, and the debt activity for the year ended December 31, 2018 (in thousands):

		During the Year Ended December 31, 2018
	Balance as of December 31, 2017	Debt Issuances, Net	Repayments	Accretion	Balance as of December 31, 2018
Fixed rate debt	$295,545	$—	$—	$—	$295,545
Credit facility	306,000	38,500	(35,000)	—	309,500
Total debt	601,545	38,500	(35,000)	—	605,045
Deferred costs - credit facility (1)	(561)	—	—	287	(274)
Deferred costs - fixed rate debt	(1,213)	—	—	333	(880)
Total debt, net	$599,771	$38,500	$(35,000)	$620	$603,891
____________________________________

(1)	Deferred costs relate to the term portion of the credit facility, as discussed in Note 2 — Summary of Significant Accounting Policies.
As of December 31, 2018, the fixed rate debt outstanding of $295.5 million included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to October 2023. As of December 31, 2018, the fixed rate debt had a weighted average interest rate of 4.1%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $488.6 million as of December 31, 2018. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
Credit Facility
The Company has an amended, unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan (the “Term Loan”) and up to $200.0 million in unsecured revolving loans (the “Revolving Loans”). The Term Loan matures on December 12, 2019. The Revolving Loans were due to mature on December 12, 2018; however, the Company extended the maturity date of such loans to December 12, 2019, subject to satisfying certain conditions described in the Credit Agreement. These conditions included providing notice of the election and paying an extension fee of 0.2% of the maximum amount of Revolving Loans. With respect to the Company’s $309.5 million maturing on the Credit Facility within the next year, the Company believes cash proceeds from real estate asset dispositions, net cash provided by operations and entering into new financing arrangements will be sufficient to meet its debt obligations as they become due.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR, multiplied by the statutory reserve rate (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.60% to 2.20%, or (ii) a base rate, ranging from 0.60% to 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of December 31, 2018, the amount outstanding under the Revolving Loans totaled $109.5 million at a weighted average interest rate of 4.5%, and the amount outstanding under the Term Loan totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 3.3%. The Company had $85.6 million in unused capacity, subject to borrowing availability, as of December 31, 2018.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the equity issued from the date of the Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and recourse debt at less than or equal to 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of December 31, 2018.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2018 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2019	$309,500
2020	203,465
2021	35,100
2022	—
2023	56,980
Thereafter	—
Total	$605,045
NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,588	$3,589	$3,566
Accrued deferred financing costs	$9	$—	$7
Change in fair value of interest rate swaps	$2	$2,048	$609
Change in accrued distribution and stockholder servicing fees	$—	$—	$1,019
Common stock issued through distribution reinvestment plan	$21,330	$22,138	$18,821
Accrued capital expenditures	$233	$160	$285
Supplemental Cash Flow Disclosures:
Interest paid	$23,051	$21,233	$19,323
Cash paid for income taxes	$263	$193	$263
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CCI II Management and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Selling commissions and dealer manager fees
In connection with the Offering, which was terminated on September 17, 2016, CCO Capital, the Company’s dealer manager, which is affiliated with CCI II Management, received selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. CCO Capital reallowed 100% of selling commissions earned to participating broker-dealers. In addition, 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares before reallowance to participating broker-dealers was paid to CCO Capital as a dealer manager fee, all or a portion of which was reallowed to participating broker-dealers in CCO Capital’s sole discretion. No selling commissions or dealer manager fees were paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CCI II Management or its affiliates and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation.
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
Acquisition fees and expenses
The Company pays CCI II Management or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI II Management or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advisory fees and expenses
The Company pays CCI II Management a monthly advisory fee based upon the Company’s monthly average invested assets, which, for those assets acquired prior to January 1, 2018, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2017, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2017, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
Operating expenses
The Company reimburses CCI II Management or its affiliates for the operating expenses they paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CCI II Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI II Management or its affiliates for the salaries and benefits paid to personnel in connection with the services for which CCI II Management or its affiliates receive acquisition fees, and the Company will not reimburse CCI II Management for salaries and benefits paid to the Company’s executive officers.
Disposition fees
If CCI II Management or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI II Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CCI II Management, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Management or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Management or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Management agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the years ended December 31, 2018, 2017 and 2016, no disposition fees were incurred for any such services provided by CCI II Management or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Management will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Management will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CCI II Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the years ended December 31, 2018, 2017 and 2016, no subordinated performance fees were incurred related to any such events.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CCI II Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Selling commissions	$—	$—	$13,130
Dealer manager fees	$—	$—	$5,012
Other organization and offering costs	$—	$—	$5,301
Distribution and stockholder servicing fees (1)	$201	$198	$79
Acquisition fees and expenses	$164	$2,202	$4,415
Advisory fees and expenses	$10,547	$10,292	$8,527
Operating expenses	$1,522	$1,520	$2,010
______________________

(1)
Amounts are calculated in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $541,000 and $742,000 for the years ended December 31, 2018 and 2017, respectively, which is included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

Due to Affiliates
As of December 31, 2018 and 2017, $1.4 million and $1.3 million, respectively, was recorded for services and expenses incurred, but not yet reimbursed to CCI II Management, or its affiliates. These amounts are primarily for operating fees and expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the consolidated balance sheets for such periods.
NOTE 11 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CCI II Management or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and stockholder relations. As a result of these relationships, the Company is dependent upon CCI II Management or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
Services Agreement
VEREIT OP, a former affiliated entity of the Company’s sponsor, is obligated to provide certain services to CCO Group and to the Company, including operational real estate support (the “Services Agreement”) through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCPT V, CCIT III, and/or CIM Income NAV with respect to its 2018 fiscal year) (the “Initial Services Term”), and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
NOTE 12 — STOCKHOLDERS’ EQUITY
As of December 31, 2018 and 2017, the Company was authorized to issue 490.0 million shares of common stock pursuant to the primary offering, consisting of two classes of shares (245.0 million Class A Shares and 245.0 million Class T Shares) and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 26, 2013, CREInvestments, LLC acquired 20,000 Class A Shares at $10.00 per share. On February 7, 2014, the ownership of such shares was transferred to VEREIT OP. On February 1, 2018, the ownership of such shares was transferred to CCI II Management. Pursuant to the Company’s Charter, CCI II Management is prohibited from selling the 20,000 Class A Shares that represents the initial investment in the Company for so long as CCO Group remains the Company’s sponsor; provided, however, that CCI II

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management may transfer ownership of all or a portion of these 20,000 Class A Shares to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s most recent common stock at the most recent estimated per share NAV. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares.
The Board may terminate or amend the DRIP at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2018, 2017 and 2016, approximately 2.0 million, 2.2 million and 1.9 million shares, respectively, were purchased under the DRIP portion of the Offering or DRIP Offering for $21.3 million, $22.1 million and $18.8 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
The redemption price per share (other than for shares purchased pursuant to the DRIP portion of the Offering and the DRIP Offering) will depend on the length of time the stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recent estimated per share NAV; and after three years from the purchase date, 100% of the most recent estimated per share NAV. The redemption price for shares purchased pursuant to the DRIP portion of the Offering and the DRIP Offering will be 100% of the most recently determined estimated per share NAV, as determined by the Board. See the discussion of the updated estimated per share NAV of the Company’s common stock effective March 25, 2019 in Note 16 — Subsequent Events.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders. During the years ended December 31, 2018, 2017 and 2016, the Company redeemed approximately 2.1 million, 1.9 million and 553,000 shares under the share redemption program for $21.5 million, $19.4 million and $5.3 million, respectively. During the year ended December 31, 2018, redemption requests relating to approximately 2.3 million shares went unfulfilled.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001726027 per Class A Share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending on June 30, 2019. The Board authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on June 30, 2019, equal to $0.001726027 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of December 31, 2018, the Company had distributions payable of $3.6 million.
Equity Based Compensation
On August 9, 2018, the Board approved the adoption of the Cole Office & Industrial REIT (CCIT II), Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 388,000 are available for future grant at December 31, 2018. Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time. The Plan expires on August 8, 2028.
On October 1, 2018, the Company granted awards of approximately 3,000 restricted Class A Shares to each of the independent members of the Board (approximately 12,000 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of December 31, 2018, none of the restricted Class A Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 for the year ended December 31, 2018 related to these restricted Class A Shares included in general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2018, there was $98,000 of total unrecognized compensation expense related to these restricted Class A Shares which will be recognized ratably over the remaining period of service prior to October 1, 2019.
NOTE 13 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
Character of Distributions:	2018	2017	2016
Ordinary dividends	41%	40%	30%
Nondividend distributions	59%	60%	70%
Total	100%	100%	100%
During the years ended December 31, 2018, 2017 and 2016, the Company incurred state and local income and franchise taxes of $242,000, $235,000 and $85,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2018, 2017 and 2016. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2018, the leases had a weighted-average remaining term of 9.2 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2018, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2019	$88,057
2020	89,356
2021	90,568
2022	92,246
2023	90,332
Thereafter	407,391
Total	$857,950
NOTE 15 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,658	$26,256	$26,577	$27,121
Net income	$3,735	$2,917	$3,209	$3,392
Basic and diluted net income per share - Class A common stock (1)	$0.06	$0.04	$0.05	$0.05
Basic and diluted net income per share - Class T common stock (1)	$0.04	$0.02	$0.03	$0.03
____________________________________

(1)
The Company calculates net income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2018:
Redemption of Shares of Common Stock
Subsequent to December 31, 2018, the Company redeemed approximately 490,000 shares for $5.2 million at an average per share price of $10.55 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2018 to an amount equal to net proceeds the Company received from the sale of shares pursuant to the DRIP Offering during the respective period. The remaining redemption requests received during the three months ended December 31, 2018 totaling approximately 823,000 shares went unfulfilled.
Disposition of Real Estate Assets
Subsequent to December 31, 2018, certain wholly owned subsidiaries (collectively, the “Seller”) of CCI II OP entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Industrial Logistics Properties Trust (the “Purchaser”), an unaffiliated Maryland REIT, to sell to the Purchaser 18 properties, for which the Seller will receive, in the aggregate, $625.3 million in total consideration at closing, including $568.3 million in cash and the assumption by the Purchaser of a loan on a property in Ruskin, Florida. The Board has unanimously approved the Seller entering into the Purchase and Sale Agreement. The Purchase and Sale Agreement contains covenants, representations and warranties, indemnifications, and other provisions that are customary for real estate purchase and sale agreements. Pursuant to the Purchase and Sale Agreement, the Purchaser has the right to exclude up to two of the 18 properties from the sale due to a casualty or condemnation of a property. We anticipate closing this sale during the second quarter of 2019; however, we can give no assurance that the closing will occur within this timeframe, or at all. See our Current Report on Form 8-K filed with the SEC on February 15, 2019 for additional information regarding this transaction and the Purchase and Sale Agreement.
Estimated Per Share NAV
On March 19, 2019, the Board established an estimated per share NAV of the Company’s common stock as of December 31, 2018, of $11.03 per share for both Class A Shares and Class T Shares. Commencing on March 25, 2019, distributions will be reinvested in shares of the Company’s common stock under the DRIP Offering at a price of $11.03 per share for both Class A Shares and Class T Shares. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. Pursuant to the terms of the Company’s share redemption program, commencing on March 25, 2019, the updated estimated per share NAV of $11.03 for both Class A Shares and Class T Shares, as of December 31, 2018, will serve as the most recent estimated value for purposes of the share redemption program, until such time as the Board determines a new estimated per share NAV.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
		Initial Costs to Company		Total	Which Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Real Estate Held for Investment:
3 Phoenix, Inc.:
Wake Forest, NC	(h)	$973	$8,330	$—	$9,303	$912	9/30/2014	2014
3D Systems:
Rock Hill, SC	(h)	780	8,082	—	8,862	927	9/30/2014	1992
Amazon.com, Inc.:
Petersburg, VA	$32,400	3,866	48,404	—	52,270	6,019	10/15/2014	2012
Ruskin, FL	56,980	13,484	83,455	—	96,939	5,519	6/21/2016	2014
Amcor Rigid Plastics USA, Inc.:
Franklin, IN	(h)	1,373	16,530	—	17,903	1,950	6/27/2014	1973
Bellevue, OH	(h)	1,109	17,131	10,354	28,594	2,311	9/26/2014	1998
Amesbury Truth:
Sioux Falls, SD	(h)	2,030	14,453	—	16,483	732	2/7/2017	2016
Avnet, Inc.:
Phoenix, AZ	(h)	4,037	28,738	1,235	34,010	2,359	10/14/2016	1997
San Antonio, TX	(h)	1,619	9,611	—	11,230	1,295	12/19/2014	2014
BTS Procter & Gamble Distributing:
Union, OH	(h)	3,537	68,961	—	72,498	7,222	12/23/2014	2014
Cott Beverages:
Greer, SC	(h)	666	11,184	—	11,850	954	11/5/2015	2015
Joplin, MO	(h)	571	11,161	—	11,732	1,040	7/21/2015	2014
County of Santa Clara:
San Jose, CA	14,314	4,561	17,508	46	22,115	2,436	1/13/2014	1997
Dometic:
Goshen, IN	(h)	871	8,794	—	9,665	734	10/1/2015	2005
Dow Chemical:
Lake Jackson, TX	(h)	1,679	52,140	—	53,819	3,010	1/31/2017	2015
E.I. DuPont de Nemours and Company:
Johnston, CO	(h)	1,587	33,027	—	34,614	3,812	12/19/2014	2014
Express Scripts:
Lincoln Hill, PA	(h)	2,873	14,064	—	16,937	1,761	11/9/2015	2015
FedEx Ground Package System, Inc.:
St. Joseph, MO	(h)	414	4,304	—	4,718	519	5/30/2014	2014
Fort Dodge, IA	(h)	123	2,414	—	2,537	286	6/2/2014	2014
Las Vegas, NV	11,541	1,838	16,439	—	18,277	2,076	6/5/2014	2010
Johnstown, CO	(h)	1,285	12,182	—	13,467	1,446	9/30/2014	2014
Freeport-McMoRan Corporation:
Phoenix, AZ	71,500	—	96,553	—	96,553	10,793	11/4/2014	2010
Fresenius Regional Call Center:
Tyler, TX	(h)	2,637	16,759	—	19,396	956	12/20/2016	2016
Keurig Green Mountain Coffee:
Burlington, MA	21,670	4,612	31,175	—	35,787	4,148	6/30/2014	2013
Burlington, MA	77,895	5,190	116,453	112	121,755	11,035	8/18/2015	2014
Lennar Homes:
Houston, TX	(h)	1,368	15,045	—	16,413	1,399	12/9/2015	2015
ODW:
Columbus, OH	(h)	3,052	22,096	—	25,148	2,723	6/30/2014	1992
Owens Corning:
Fuera Bush, NY	(h)	1,134	10,218	281	11,633	1,269	7/29/2014	1986

S-1

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount at
		Initial Costs to Company		Total	Which Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Protein Simple:
San Jose, CA	(h)	$10,798	$21,611	$25	$32,434	$2,799	10/23/2014	1982
RF Micro Devices:
Greensboro, NC	$9,245	865	11,155	—	12,020	1,305	6/12/2014	1999
SKF USA, Inc.:
St. Louis, MO	(h)	3,692	35,575	9,519	48,786	2,493	4/22/2016	2015
State of Alabama:
Birmingham, AL	(h)	1,950	26,831	476	29,257	3,357	4/30/2014	2010
Subaru of America:
Lebanon, IN	(h)	3,041	27,333	7,272	37,646	3,874	6/23/2014	2014
Traveler's Insurance:
Walnut Creek, CA	(h)	6,098	6,786	42	12,926	474	3/24/2017	1983
UPS:
Londonderry, NH	(h)	6,309	35,337	—	41,646	3,221	9/30/2015	2015
Wyle CAS Group:
Huntsville, AL	(h)	2,033	18,384	—	20,417	2,535	7/9/2014	2013
TOTAL:	$295,545	$102,055	$978,223	$29,362	$1,109,640	$99,701
____________________________________

(a)	As of December 31, 2018, the Company owned 19 industrial and distribution properties and 17 office properties.

(b)
Consists of capital expenditures and real estate development costs, including one land parcel acquired during the year ended December 31, 2018 for an aggregate cost of $1.4 million, upon which an expansion of an existing property was constructed.

(c)	Gross intangible lease assets of $125.0 million and the associated accumulated amortization of $38.9 million are not reflected in the table above.

(d)	The aggregate cost for federal income tax purposes was approximately $1.2 billion.

(e)	The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2018	2017	2016
Balance, beginning of period	$1,099,793	$1,005,078	$815,755
Additions
Acquisitions	—	83,186	188,378
Improvements	9,847	11,529	945
Total additions	9,847	94,715	189,323
Deductions	—	—	—
Cost of real estate sold	—	—	—
Total deductions	—	—	—
Balance, end of period	$1,109,640	$1,099,793	$1,005,078

S-2

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

(f)	The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2018	2017	2016
Balance, beginning of period	$71,559	$43,992	$20,901
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	27,811	27,384	23,091
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	331	183	—
Total additions	28,142	27,567	23,091
Deductions	—	—	—
Cost of real estate sold	—	—	—
Total deductions	—	—	—
Balance, end of period	$99,701	$71,559	$43,992

(g)
The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

(h)	Part of the Credit Facility’s unencumbered borrowing base. As of December 31, 2018, the Company had $309.5 million outstanding under the Credit Facility.

S-3