Form 10-Q
period 2019-03-31
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2019-05-13
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-55436

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
(Exact name of registrant as specified in its charter)

Maryland	46-2218486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2398 East Camelback Road, 4th Floor Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
None	None	None

As of May 6, 2019, there were approximately 64.7 million shares of Class A common stock, par value $0.01 per share, and 2.6 million shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$53,988	$103,418
Buildings and improvements	553,720	1,006,222
Intangible lease assets	75,159	124,964
Total real estate assets, at cost	682,867	1,234,604
Less: accumulated depreciation and amortization	(84,561)	(138,566)
Total real estate assets, net	598,306	1,096,038
Cash and cash equivalents	5,714	4,231
Restricted cash	1,299	1,631
Rents and tenant receivables	28,933	27,131
Derivative assets, prepaid expenses and other assets	3,708	3,537
Deferred costs, net	357	412
Assets held for sale	487,822	—
Total assets	$1,126,139	$1,132,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$607,546	$603,891
Accrued expenses and accounts payable	6,806	7,361
Due to affiliates	2,020	1,433
Intangible lease liabilities, net	19,881	21,470
Distributions payable	3,588	3,588
Deferred rental income and other liabilities	3,523	5,000
Total liabilities	643,364	642,743
Commitments and contingencies
Redeemable common stock	27,536	27,624
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 64,825,166 and 64,838,403 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	648	648
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,552,183 and 2,548,436 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	25	25
Capital in excess of par value	583,337	583,304
Accumulated distributions in excess of earnings	(130,779)	(124,308)
Accumulated other comprehensive income	2,008	2,944
Total stockholders’ equity	455,239	462,613
Total liabilities, redeemable common stock, and stockholders’ equity	$1,126,139	$1,132,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental and other property income	$27,642	$26,658
Operating expenses:
General and administrative	1,267	1,037
Property operating	2,143	1,642
Real estate tax	2,375	2,101
Advisory fees and expenses	2,636	2,590
Transaction-related	65	—
Depreciation and amortization	9,028	9,617
Total operating expenses	17,514	16,987
Operating income	10,128	9,671
Other expense:
Interest expense and other, net	(6,180)	(5,936)
Net income	$3,948	$3,735

Class A Common Stock:
Net income	$3,846	$3,642
Basic and diluted weighted average number of common shares outstanding	64,840,701	64,884,169
Basic and diluted net income per common share	$0.06	$0.06

Class T Common Stock:
Net income	$102	$93
Basic and diluted weighted average number of common shares outstanding	2,551,361	2,522,040
Basic and diluted net income per common share	$0.04	$0.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$3,948	$3,735
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate swaps	(218)	1,366
Amount of gain reclassified from other comprehensive income into income as interest expense and other, net	(718)	(148)
Total other comprehensive (loss) income	(936)	1,218
Total comprehensive income	$3,012	$4,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2019	64,838,403	$648	2,548,436	$25	$583,304	$(124,308)	$2,944	$462,613
Issuance of common stock	461,200	5	19,131	—	5,077	—	—	5,082
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,419)	—	(10,419)
Redemptions of common stock	(474,437)	(5)	(15,384)	—	(5,165)	—	—	(5,170)
Changes in redeemable common stock	—	—	—	—	88	—	—	88
Equity-based compensation	—	—	—	—	33			33
Comprehensive income	—	—	—	—	—	3,948	(936)	3,012
Balance, March 31, 2019	64,825,166	$648	2,552,183	$25	$583,337	$(130,779)	$2,008	$455,239

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	64,884,543	$649	2,515,860	$25	$583,279	$(95,306)	$2,942	$491,589
Issuance of common stock	500,314	5	20,059	—	5,365	—	—	5,370
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,422)	—	(10,422)
Redemptions of common stock	(518,120)	(5)	(11,294)	—	(5,431)	—	—	(5,436)
Changes in redeemable common stock	—	—	—	—	66	—	—	66
Comprehensive income	—	—	—	—	—	3,735	1,218	4,953
Balance, March 31, 2018	64,866,737	$649	2,524,625	$25	$583,279	$(101,993)	$4,160	$486,120
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$3,948	$3,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	8,486	9,070
Amortization of deferred financing costs	263	353
Straight-line rental income	(891)	(1,213)
Equity-based compensation	33	—
Changes in assets and liabilities:
Rents and tenant receivables	(911)	205
Prepaid expenses and other assets	(1,135)	(332)
Accrued expenses and accounts payable	(393)	405
Deferred rental income and other liabilities	(1,477)	(151)
Due to affiliates	636	(206)
Net cash provided by operating activities	8,559	11,866
Cash flows from investing activities:
Real estate developments and capital expenditures	(330)	—
Proceeds from the settlement of insurance claims	28	—
Net cash used in investing activities	(302)	—
Cash flows from financing activities:
Redemptions of common stock	(5,170)	(5,436)
Distribution and stockholder servicing fees paid	(49)	(49)
Distributions to stockholders	(5,337)	(5,052)
Proceeds from credit facility and notes payable	9,000	7,000
Repayments of credit facility and notes payable	(5,500)	(10,500)
Deferred financing costs paid	(50)	—
Net cash used in financing activities	(7,106)	(14,037)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,151	(2,171)
Cash and cash equivalents and restricted cash, beginning of period	5,862	6,276
Cash and cash equivalents and restricted cash, end of period	$7,013	$4,105
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$5,714	$2,582
Restricted cash	1,299	1,523
Total cash and cash equivalents and restricted cash	$7,013	$4,105
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,588	$3,589
Accrued deferred financing costs	$12	$—
Change in fair value on interest rate swaps	$(936)	$1,218
Common stock issued through distribution reinvestment plan	$5,082	$5,370
Accrued capital expenditures	$68	$8
Supplemental Cash Flow Disclosures:
Interest paid	$5,947	$5,665
Cash paid for taxes	$32	$9
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on February 26, 2013, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company primarily acquires commercial real estate assets primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term “net leases”, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. As of March 31, 2019, the Company owned 36 properties, comprising approximately 11.5 million rentable square feet of 100% leased commercial space located in 19 states. As of March 31, 2019, there were 18 properties identified as held for sale, all of which were sold subsequent to March 31, 2019. See Note 13 — Subsequent Events to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties subsequent to March 31, 2019.
Substantially all of the Company’s business is conducted through Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”), of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole Corporate Income Management II, LLC (“CCI II Management”), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
CCO Group, LLC owns and controls CCI II Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
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
The Company ceased issuing shares in the Offering on September 17, 2016. The unsold Class A Shares and Class T Shares of $2.3 billion in the aggregate were subsequently deregistered. In addition, the Company registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP” and collectively with the Original DRIP, the “DRIP”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-213306), which was filed with the Securities Exchange Commission (“SEC”) on August 25, 2016 and automatically became effective with the SEC upon filing (the “DRIP Offering” and collectively with the Offering, the “Offerings”). The Company has continued to issue Class A Shares and Class T Shares under the DRIP Offering.
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Distributions are reinvested in shares of the Company’s common stock under the DRIP Offering at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV price for the purposes of the share redemption program. On March 19, 2019, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2018, of $11.03 per share for both Class A Shares and Class T Shares. As a result, commencing on March 25, 2019, distributions are reinvested under the DRIP Offering at a price of $11.03 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2018, as determined by the Board. Additionally, $11.03 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program. The Board previously established a per share NAV as of February 29, 2016, December 31, 2016, and

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

December 31, 2017. The Company’s estimated per share NAV is not audited or reviewed by its independent registered public accounting firm.
As of March 31, 2019, the Company had issued approximately 72.5 million shares of common stock in the Offerings, including 8.0 million shares issued in the DRIP Offering, for gross offering proceeds of $731.8 million ($704.2 million in Class A Shares and $27.6 million in Class T Shares) before offering costs, selling commissions, and dealer manager fees of $66.2 million. In addition, as of March 31, 2019, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $527,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $492,000.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.
In connection with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2019, the Company is now combining rental income of $23.5 million and tenant reimbursement income of $3.1 million for the three months ended March 31, 2018 into a single line item, rental and other property income, on the condensed consolidated statements of operations.
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
March 31, 2019 (Unaudited) – (Continued)

The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2019 or 2018. The Company’s impairment assessment as of March 31, 2019 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2019 or in future periods.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were 18 assets identified as held for sale as of March 31, 2019, all of which were sold subsequent to March 31, 2019, as discussed in Note 13 — Subsequent Events. There were no assets identified as held for sale as of December 31, 2018.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of 18 of the Company’s individual properties subsequent to March 31, 2019 does not qualify for discontinued operations presentation and, thus, the results of operations of the properties that were sold will remain in income from continuing operations, and any associated gains or losses from the disposition will be included in gain on disposition of real estate, net. See Note 13 — Subsequent Events to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties subsequent to March 31, 2019.
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
March 31, 2019 (Unaudited) – (Continued)

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
Acquisition-related fees and certain acquisition-related expenses related to asset acquisitions are capitalized and allocated to tangible and intangible assets and liabilities, as described above.
Restricted Cash
The Company had $1.3 million and $1.6 million in restricted cash as of March 31, 2019 and December 31, 2018, respectively. Included in restricted cash was $1.1 million and $1.4 million held by lenders in lockbox accounts as of March 31, 2019 and December 31, 2018, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $221,000 and $212,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of March 31, 2019 and December 31, 2018, respectively.
Leases
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, Accounting Standards Codification Topic 842, Leases (“ASC 842”), will be applied to these lease contracts for both types of components. The Company does not have material leases where it is the lessee.
Significant judgments and assumptions are inherent in not only determining if a contract contains a lease but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options, such as if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset of $170,000 was recorded. See Note 12 — Leases for a further discussion regarding this ground lease.
Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Leasing commissions subsequent to successful lease execution are capitalized.
Revenue Recognition
Rental and other property income is primarily derived from fixed contractual payments from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
The Company continually reviews lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management at the time of evaluation.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents. Distributions per share are calculated based on the authorized daily distribution rate.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company used the optional alternative transition method upon adoption of the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The adoption of ASU 2016-02 has not had a material impact on the accounting treatment and disclosure of the Company’s net leases, which are the primary source of the Company’s revenues.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16; as such, the Company is currently evaluating the potential effect this new benchmark interest rate option will have on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its condensed consolidated financial statements and footnote disclosures.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2019, the estimated fair value of the Company’s debt was $609.6 million, compared to a carrying value of $608.5 million. The estimated fair value of the Company’s debt was $605.1 million as of December 31, 2018, compared to a carrying value on that date of $605.0 million.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2019 and December 31, 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2019 and as of December 31, 2018 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$2,008	$—	$2,008	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$2,944	$—	$2,944	$—
NOTE 4 — REAL ESTATE ASSETS
During the three months ended March 31, 2019 and 2018, the Company did not acquire any properties.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands, except weighted average life remaining):

	March 31, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $23,276 and $38,349, respectively (each with a weighted average life remaining of 8.8 years)	$50,322	$85,054
Acquired above-market leases, net of accumulated amortization of $547 and $516, respectively (with a weighted average life remaining of 8.1 years and 8.4 years, respectively)	1,014	1,045
Total intangible lease assets, net	$51,336	$86,099
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $7,681 and $7,630, respectively (with a weighted average life remaining of 9.3 years and 9.5 years, respectively)	$19,881	$21,470

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations.
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
In-place lease and other intangible amortization	$2,423	$2,604
Above-market lease amortization	$31	$31
Below-market lease amortization	$573	$578
As of March 31, 2019, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2019	$4,554	$94	$1,647
2020	$6,072	$125	$2,195
2021	$6,072	$125	$2,195
2022	$6,072	$125	$2,195
2023	$5,859	$125	$2,195
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the three months ended March 31, 2019. As of March 31, 2019, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest Rates (1)	Effective Dates	Maturity Dates	Fair Value of Assets as of
	Balance Sheet Location	March 31, 2019				March 31, 2019	December 31, 2018
Interest Rate Swaps	Derivative assets, prepaid expenses and other assets	$254,070	3.29% to 3.35%	2/10/2015 to 3/19/2015	12/12/2019 to 4/1/2020	$2,008	$2,944
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2019.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2019 and 2018, the amounts reclassified were a gain of $718,000 and $148,000, respectively. During the next 12 months, the Company estimates that an additional $2.0 million will be reclassified from other comprehensive income as a decrease to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest. As of March 31, 2019, all derivative instruments were in an asset position. Therefore, there was no termination value as of March 31, 2019. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2019.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of March 31, 2019, the Company had $607.5 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.9% and weighted average years to maturity of 1.3 years. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of March 31, 2019 and December 31, 2018 and the debt activity for the three months ended March 31, 2019 (in thousands):

		During the Three Months Ended March 31, 2019
	Balance as of December 31, 2018	Debt Issuance, Net	Repayments	Accretion	Balance as of March 31, 2019
Fixed rate debt	$295,545	$—	$—	$—	$295,545
Credit facility	309,500	9,000	(5,500)	—	313,000
Total debt	605,045	9,000	(5,500)	—	608,545
Deferred costs – credit facility (1)	(274)			71	(203)
Deferred costs – fixed rate debt	(880)	—	—	84	(796)
Total debt, net	$603,891	$9,000	$(5,500)	$155	$607,546
______________________

(1)	Deferred costs related to the term portion of the credit facility, as discussed in Note 2 — Summary of Significant Accounting Policies.
As of March 31, 2019, the fixed rate debt outstanding of $295.5 million included $54.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to October 2023. As of March 31, 2019, the fixed rate debt had a weighted average interest rate of 4.1%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $488.8 million as of March 31, 2019. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
Credit Facility
The Company has an amended, unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan (the “Term Loan”) and up to $200.0 million in unsecured revolving loans (the “Revolving Loans”). With respect to the $313.0 million maturing on the Credit Facility on December 12, 2019, the Company believes that cash proceeds from real estate asset dispositions, net cash provided by operations and entering into new financing arrangements will be sufficient to meet its debt obligations as they become due.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), multiplied by the statutory reserve rate (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.60% to 2.20%, or (ii) a base rate, ranging from 0.60% to 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of March 31, 2019, the amount outstanding under the Revolving Loans totaled $113.0 million at a weighted average interest rate of 4.6%, and the amount outstanding under the Term Loan totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 3.3%. The Company had $82.1 million in unused capacity, subject to borrowing availability, as of March 31, 2019.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the equity issued from the date of the Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and recourse debt at less than or equal to 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2019.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2019 (in thousands):

Principal Repayments
Remainder of 2019	$313,000
2020	203,465
2021	35,100
2022	—
2023	56,980
Thereafter	—
Total	$608,545
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
March 31, 2019 (Unaudited) – (Continued)

NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, fees and expenses payable to CCI II Management and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
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
Acquisition fees and expenses
The Company pays CCI II Management or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI II Management or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred and are included in transaction-related expenses on the condensed consolidated statements of operations.
Advisory fees and expenses
The Company pays CCI II Management a monthly advisory fee based upon the Company’s monthly average invested assets, which, for those assets acquired prior to January 1, 2019, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2018, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2018, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
Operating expenses
The Company reimburses CCI II Management or its affiliates for the operating expenses they paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CCI II Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income, excluding any additions to reserves for depreciation or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI II Management or its affiliates for the salaries and benefits paid to personnel in

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

connection with the services for which CCI II Management or its affiliates receive acquisition fees, and the Company will not reimburse CCI II Management for salaries and benefits paid to the Company’s executive officers.
Disposition fees
If CCI II Management or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CCI II Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CCI II Management, its affiliates, and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CCI II Management or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CCI II Management or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CCI II Management agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three months ended March 31, 2019 and 2018, no disposition fees were incurred for any such services provided by CCI II Management or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Management will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Management will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CCI II Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2019 and 2018, no subordinated performance fees were incurred related to any such events.
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CCI II Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Distribution and stockholder servicing fees (1)	$49	$49
Acquisition fees and expenses	$65	$—
Advisory fees and expenses	$2,636	$2,590
Operating expenses	$386	$313
______________________

(1)
Amounts are calculated in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $492,000 and $693,000 for the three months ended March 31, 2019 and 2018, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of March 31, 2019 and December 31, 2018, $2.0 million and $1.4 million, respectively, was recorded for services and expenses incurred, but not yet reimbursed, to CCI II Management or its affiliates. These amounts are primarily for operating fees and expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

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
Services Agreement
VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of the Company’s sponsor, was obligated to provide certain services to CCO Group and to the Company (the “Services Agreement”) through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by the Company, CCPT IV, CCPT V, CCIT III and/or CIM Income NAV with respect to its 2018 fiscal year) (the “Initial Services Term”), and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. Prior to March 31, 2019, substantially all of the services that were provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, were transitioned to, and are provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
NOTE 11 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Cole Office & Industrial REIT (CCIT II), Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 388,000 are available for future grant at March 31, 2019. On October 1, 2018, the Company granted awards of approximately 3,000 restricted Class A Shares to each of the independent members of the Board (approximately 12,000 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of March 31, 2019, none of the restricted Class A Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 for the three months ended March 31, 2019 related to these restricted Class A Shares included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of March 31, 2019, there was $66,000 of total unrecognized compensation expense related to these restricted Class A Shares which will be recognized ratably over the remaining period of service prior to October 1, 2019.
NOTE 12 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company carefully reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of March 31, 2019, the leases had a weighted-average remaining term of 8.9 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

As of March 31, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2019	$38,437
2020	50,370
2021	50,979
2022	52,060
2023	50,979
Thereafter	219,985
Total	$462,810
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, as of December 31, 2018 (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2019	$88,057
2020	89,356
2021	90,568
2022	92,246
2023	90,332
Thereafter	407,391
Total	$857,950
Rental and other property income during the three months ended March 31, 2019 consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Fixed rental and other property income	$23,601	$23,524
Variable rental and other property income	4,041	3,134
Total rental and other property income	$27,642	$26,658
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 3.5 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $170,000 in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $12,000 of ground lease expense, all of which was paid in cash, during the three months ended March 31, 2019. As of March 31, 2019, the Company’s schedule future minimum rental payments related to its operating ground lease is approximately $36,000 for the remainder of 2019, and $48,000 annually for 2020 through 2022 through the maturity date of the lease in October 2022.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

NOTE 13 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2019.
Redemption of Shares of Common Stock
Subsequent to March 31, 2019, the Company redeemed approximately 457,000 shares for $5.0 million at an average per share price of $11.01 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2019 to an amount equal to the net proceeds the Company received from the sale of shares pursuant to the DRIP Offering during the period. The remaining redemption requests received during the three months ended March 31, 2019, totaling approximately 1.5 million shares, went unfulfilled.
Disposition of Real Estate Assets
On February 14, 2019, certain wholly owned subsidiaries of CCI II OP entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Industrial Logistics Properties Trust (the “Purchaser”), an unaffiliated Maryland REIT, to sell to the Purchaser 18 industrial properties encompassing approximately 8.7 million gross rentable square feet of commercial space across 12 states. The sale closed (the “Closing”) on April 9, 2019 for total consideration of $624.7 million, including $567.7 million in cash and the assumption by the Purchaser of a $57.0 million loan on a property in Ruskin, Florida. The sale resulted in an estimated gain of $120.1 million, net of closing costs including a disposition fee paid to CCI II Management of approximately $1.6 million.
Following the Closing, the Company’s portfolio now consists of 17 office properties and one industrial property encompassing approximately 2.8 million gross rentable square feet of commercial space across nine states. These assets are 100.0% leased with a weighted average lease term of 8.7 years and represent 17 tenant concepts and 11 industry sectors. See our Current Report on Form 8-K filed with the SEC on April 10, 2019 for additional information regarding this transaction.
Management intends to use proceeds from the Closing to, among other things, acquire additional high-quality net-lease properties, which may limit the proceeds available to distribute capital gains. As of the Closing date, management has not identified specific properties to acquire and can give no assurance regarding the amount of proceeds from the Closing that will be deployed into future acquisitions or the timing thereof. At this time, management cannot reasonably determine if an income tax provision will be recorded in a future period. If recorded, any such provision would be recorded in the Company’s consolidated statement of operations, in the period such determination is made.
Credit Facility, Notes Payable and Derivative Instruments
Pursuant to the Purchase and Sale Agreement described above, total consideration for the Closing included the assumption by the Purchaser of a $57.0 million loan on a property in Ruskin, Florida. The Company also made principal repayments totaling $67.5 million on certain mortgage notes due to the disposition of the underlying properties, including the early termination of an interest rate swap agreement on one property in Petersburg, Virginia for which the Company recognized a gain of approximately $283,000, net of transaction fees. Additionally, in connection with the Closing, the Company used proceeds from the sale to pay down $110.0 million of the Revolving Loans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT II), Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.
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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are subject to risks associated with the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “annualized rental income” refers to the straight-line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
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
As of March 31, 2019, we classified 18 industrial properties encompassing approximately 8.7 million gross rentable square feet as held for sale, which were sold subsequent to March 31, 2019. Following the sale, our portfolio now consists of 17 office properties and one industrial property encompassing approximately 2.8 million gross rentable square feet. These assets are 100.0% leased with a weighted average lease term of 8.7 years and represent 17 tenant concepts and 11 industry sectors across nine states. See Note 13 — Subsequent Events to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties subsequent to March 31, 2019.
Following the acquisition of CCO Group, LLC in February 2018, pursuant to the Services Agreement, VEREIT OP was obligated to provide certain services to CCO Group and to us through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCPT V, CCIT III and/or CIM Income NAV with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. Prior to March 31, 2019, substantially all of the services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, were transitioned to, and are provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 100% of our rentable square feet was under lease as of March 31, 2019, with a weighted average remaining lease term of 8.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2019 Activity

•
Entered into the Purchase and Sale Agreement to sell 18 industrial properties encompassing approximately 8.7 million gross rentable square feet of commercial space across 12 states for total consideration of $624.7 million, including $567.7 million in cash and the assumption by the Purchaser of a $57.0 million loan on a property in Ruskin, Florida, the Closing of which occurred subsequent to March 31, 2019, as discussed in Note 13 — Subsequent Events.

•	Issued approximately 480,000 shares of common stock pursuant to the DRIP Offering for proceeds of $5.1 million ($4.9 million in Class A Shares and $202,000 in Class T Shares).

•	Total debt increased by $3.5 million, from $605.0 million to $608.5 million.
Portfolio Information
As of March 31, 2019, we owned 36 properties comprising 11.5 million rentable square feet of commercial space located in 19 states, which were 100% leased with a weighted average remaining lease term of 8.9 years. As of March 31, 2019, three of our tenants, Keurig Green Mountain, Amazon, and Freeport-McMoRan, accounted for 13%, 12% and 10%, respectively, of our 2019 annualized rental income. As of March 31, 2019, we also had certain geographic concentrations in our property holdings. In particular, as of March 31, 2019, two of our properties were located in Arizona, two properties were located in Massachusetts and three properties were located in Ohio, which accounted for 13%, 13% and 12% of our 2019 annualized rental income, respectively. In addition, we had tenants in the manufacturing, logistics, wholesale, retail-internet, and mining and natural resource industries, which comprised 32%, 13%, 13%, 12% and 10%, respectively, of our 2019 annualized rental income. The following table shows the property statistics of our real estate assets as of March 31, 2019 and 2018:

	March 31,
	2019	2018
Number of commercial properties	36	36
Rentable square feet (in thousands)	11,495	11,376
Percentage of rentable square feet leased	100%	100%
Percentage of investment-grade tenants (1)	69.6%	56.5%
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

Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Comparison of the Three Months Ended March 31, 2019 and 2018
A total of 35 properties were acquired before January 1, 2018 and represent our “same store” properties during the three months ended March 31, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$27,642	$26,658	$984	$26,654	$25,884	$770	$988	$774	$214

Property operating expenses	2,143	1,642	501	2,137	1,637	500	6	5	1
Real estate tax expenses	2,375	2,101	274	2,375	2,101	274	—	—	—
Total property operating expenses	4,518	3,743	775	4,512	3,738	774	6	5	1

Net operating income	$23,124	$22,915	$209	$22,142	$22,146	$(4)	$982	$769	$213

General and administrative expenses	$1,267	$1,037	$230
Advisory fees and expenses	2,636	2,590	46
Transaction-related expenses	65	—	65
Depreciation and amortization	9,028	9,617	(589)
Interest expense and other, net	(6,180)	(5,936)	244
Net income	$3,948	$3,735	$213
Net Operating Income
Same store property net operating income remained consistent during the three months ended March 31, 2019, as compared to the same period in 2018.
Non-same store property net operating income increased $213,000 during the three months ended March 31, 2019, as compared to the same period in 2018. The increase is primarily due to recognizing a full period of net operating income on one expansion project completed subsequent to March 31, 2018.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, and professional and accounting fees.
General and administrative expenses increased $230,000 during the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to increased operating expense reimbursements to our advisor as well as increased legal and escrow fees incurred in connection with the sale of 18 properties subsequent to March 31, 2019. See Note 13 — Subsequent Events to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties subsequent to March 31, 2019.
Advisory Fees and Expenses
Pursuant to the advisory agreement with CCI II Management and based upon the amount of our current invested assets, we are required to pay to CCI II Management a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI II Management in providing such advisory services, subject to limitations as set forth in the advisory agreement.
The increase in advisory fees and expenses of $46,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in our average invested assets to $1.4 billion for the three months ended March 31, 2019, compared to $1.3 billion during the same period in 2018.

Transaction-Related Expenses
We pay CCI II Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate. We reimburse CCI II Management or its affiliates for transaction-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred.
The increase in transaction-related expenses of $65,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in advisor reimbursements incurred in connection with the sale of 18 properties subsequent to March 31, 2019, as discussed in Note 13 — Subsequent Events.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $589,000 during the three months ended March 31, 2019, respectively, as compared to the same period in 2018, resulted primarily from identifying 18 assets as held for sale as of March 31, 2019, which were sold subsequent to March 31, 2019, as discussed in Note 13 — Subsequent Events.
Interest Expense and Other, Net
The increase in interest expense and other, net of $244,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in the weighted average interest rate to 3.9% as of March 31, 2019, from 3.8% as of March 31, 2018, coupled with an increase in the average aggregate amount of debt outstanding to $606.7 million during the three months ended March 31, 2019, compared to an average outstanding debt balance of $598.9 million for the three months ended March 31, 2018.
Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
January 14, 2014	March 31, 2014	$0.001643836
April 1, 2014	December 31, 2015	$0.0017260274
January 1, 2016	December 31, 2016	$0.0017213115
January 1, 2017	September 30, 2019	$0.001726027
______________________

(1)	Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of March 31, 2019, we had distributions payable of $3.6 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2019			2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$5,337		51%	$5,052	48%
Distributions reinvested	5,082		49%	5,370	52%
Total distributions	$10,419		100%	$10,422	100%
Sources of distributions:
Net cash provided by operating activities (1)	$10,419	(2)	100%	$10,422	100%
______________________

(1)	Net cash provided by operating activities for the three months ended March 31, 2019 and 2018 was $8.6 million and $11.9 million, respectively.

(2)	Our distributions for the three months ended March 31, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations, including a one-year holding period. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 1.5 million shares for $17.4 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended March 31, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2019, to shares issued pursuant to the DRIP Offering during the respective period. During the three months ended March 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 2.0 million shares, of which we redeemed approximately 457,000 shares subsequent to March 31, 2019 for $5.0 million at an average redemption price of $11.01 per share. The remaining redemption requests relating to approximately 1.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP Offering.
Liquidity and Capital Resources
General
We expect to utilize proceeds from real estate dispositions, cash flows from operations, future proceeds from secured or unsecured financing and funds from the DRIP Offering to fund certain capital expenditures, including tenant improvements, and for operating expenses, distributions to stockholders, general corporate uses and future property acquisitions. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties.
On August 25, 2016, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP Offering. We will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by the Board on March 19, 2019, which is currently $11.03 per share for both Class A Shares and Class T Shares as of December 31, 2018.
Our Credit Facility provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan and up to $200.0 million in revolving loans. As of March 31, 2019, we had $82.1 million in unused capacity under the Credit Facility, subject to borrowing availability. As of March 31, 2019, we also had cash and cash equivalents of $5.7 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, redemptions, certain capital expenditures, and interest and principal on current and any future debt financings, including principal repayments of $313.0 million due December 2019. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders. With respect to the Credit Facility due to mature on December 12, 2019, we believe cash proceeds from real estate asset dispositions, net cash provided by operations and entering into new financing arrangements will be sufficient to meet our debt obligations as they become due. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
In Connection with the disposition of 18 individual properties subsequent to March 31, 2019, total consideration included the assumption by the Purchaser of a $57.0 million loan on a property in Ruskin, Florida. We used net sale proceeds from the Closing to pay down $110.0 million of the Revolving Loans. Additionally, we made principal repayments totaling $67.5 million on certain mortgage notes due to the disposition of the underlying properties, including the early termination of an interest rate swap agreement. Management intends to use the remaining proceeds from the Closing to, among other things, acquire additional high-quality net-lease properties in furtherance of our investment objectives, satisfy potential income tax provisions that may arise in the future, and for other general corporate purposes. We believe that we are well-positioned to meet our investment objectives based on our portfolio’s diversification, overall credit quality and tenant roster.
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
Contractual Obligations
As of March 31, 2019, we had debt outstanding with a carrying value of $608.5 million and a weighted average interest rate of 3.9%. See Note 7 — Credit Facility and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding. Our contractual obligations as of March 31, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$295,545	$21,670	$216,895	$56,980	$—
Interest payments – fixed rate debt (2)	23,597	12,112	8,408	3,077	—
Principal payments – Credit Facility	313,000	313,000	—	—	—
Interest payments – Credit Facility (3)	8,242	8,242	—	—	—
Total	$640,384	$355,024	$225,303	$60,057	$—
______________________

(1)	The table does not include amounts due to CCI II Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of March 31, 2019, we had $54.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.3% as of March 31, 2019, which is the fixed rate under the interest rate swap agreement. Payment obligations for the Revolving Loans are based on the weighted average interest rate in effect of 4.6% as of March 31, 2019.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if both approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CCI II Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of March 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.5% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 44.7%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2019 through March 31, 2019, is based on the purchase price.

Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 50.0%.

The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2019 (dollar amounts in thousands):

Balance as of March 31, 2019
Credit facility and notes payable, net	$607,546
Deferred costs (1)	999
Less: Cash and cash equivalents	(5,714)
Net debt	$602,831
Gross real estate assets, net (2)	$1,205,669
Net debt leverage ratio	50.0%
______________________

(1)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.

(2)	Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $3.3 million for the three months ended March 31, 2019, as compared to the same period in 2018. The change resulted primarily from the timing of operating expenses. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Financing Activities. Net cash used in financing activities decreased by $6.9 million for the three months ended March 31, 2019, compared to the same period in 2018. The change was primarily due to an increase in net borrowings.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Management and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI II Management or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 9 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT V, a director of CCIT III, CCPT IV and CIM Income NAV, and president and treasurer of CCI II Management. One of our directors, Richard S. Ressler, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCPT V, is the chairman of the board, chief executive officer and president of CCPT IV, CCIT III and CIM Income NAV, and is a vice president of CCI II Management. One of our independent directors, Calvin E. Hollis, also serves as a director of CCPT V. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CCI II Management and is an officer of certain of its affiliates. In addition, affiliates of CCI II Management act as an advisor to CCPT IV, CCPT V, CIM Income NAV and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there are conflicts of interest where CCI II Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of March 31, 2019 and December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2019, we had $113.0 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2019, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $565,000 per year.
As of March 31, 2019, we had three interest rate swap agreements outstanding, which mature on various dates from December 2019 to April 2020, with an aggregate notional amount of $254.1 million and an aggregate fair value of the net derivative asset of $2.0 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2019, an increase of 50 basis points in interest rates would result in a change of $873,000 to the fair value of the net derivative asset, resulting in a net derivative asset of $2.9 million. A decrease of 50 basis points in interest rates would result in a change of $878,000 to the fair value of the net derivative asset, resulting in a net derivative asset of $1.1 million.
As the information presented above includes only those exposures that existed as of March 31, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Board has adopted a share redemption program that permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations described in the Registration Statement. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate the share redemption program at any time upon 30 days’ notice. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 1.5 million shares for $17.4 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended March 31, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2019, to shares issued pursuant to the DRIP Offering during the respective period. The estimated per share NAV of $11.03 determined by the Board as of December 31, 2018 serves as the most recent estimated value for purposes of the share redemption program, effective March 25, 2019, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2019, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 – January 31, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
February 1, 2019 – February 28, 2019
Class A Shares	474,945	$10.56	474,945	(1)
Class T Shares	15,384	$10.32	15,384	(1)
March 1, 2019 – March 31, 2019
Class A Shares	(508)	$10.40	(508)	(1)
Class T Shares	—	$—	—	(1)
Total	489,821		489,821	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
Purchase and Sale Agreement, dated February 14, 2019, by and between certain indirect subsidiaries of Cole Office & Industrial REIT (CCIT II), Inc. and Industrial Logistics Properties Trust (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55436), filed on February 15, 2019).

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
Date: May 10, 2019