Form 10-Q
period 2019-06-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2019-08-12
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2019, there were approximately 64.6 million shares of Class A common stock, par value $0.01 per share, and 2.6 million shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$53,988	$103,418
Buildings and improvements	555,174	1,006,222
Intangible lease assets	75,160	124,964
Total real estate assets, at cost	684,322	1,234,604
Less: accumulated depreciation and amortization	(90,170)	(138,566)
Total real estate assets, net	594,152	1,096,038
Cash and cash equivalents	377,178	4,231
Restricted cash	1,325	1,631
Rents and tenant receivables	18,021	27,131
Derivative assets, prepaid expenses and other assets	1,476	3,537
Deferred costs, net	250	412
Total assets	$992,402	$1,132,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$370,752	$603,891
Accrued expenses and accounts payable	2,676	7,361
Due to affiliates	885	1,433
Intangible lease liabilities, net	19,332	21,470
Distributions payable	3,471	3,588
Deferred rental income and other liabilities	1,571	5,000
Total liabilities	398,687	642,743
Commitments and contingencies
Redeemable common stock	27,483	27,624
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 64,814,479 and 64,838,403 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	648	648
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,557,333 and 2,548,436 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	25	25
Capital in excess of par value	583,371	583,304
Accumulated distributions in excess of earnings	(18,830)	(124,308)
Accumulated other comprehensive income	1,018	2,944
Total stockholders’ equity	566,232	462,613
Total liabilities, redeemable common stock, and stockholders’ equity	$992,402	$1,132,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental and other property income	$15,704	$26,256	$43,346	$52,914
Operating expenses:
General and administrative	1,198	1,179	2,465	2,216
Property operating	1,694	1,588	3,837	3,230
Real estate tax	382	2,034	2,757	4,135
Advisory fees and expenses	1,654	2,718	4,290	5,308
Transaction-related	111	85	176	85
Depreciation and amortization	5,578	9,618	14,606	19,235
Total operating expenses	10,617	17,222	28,131	34,209
Gain on disposition of real estate, net	119,978	—	119,978	—
Operating income	125,065	9,034	135,193	18,705
Other expense:
Interest expense and other, net	(2,015)	(6,117)	(8,195)	(12,053)
Loss on extinguishment of debt	(570)	—	(570)	—
Total other expense	(2,585)	(6,117)	(8,765)	(12,053)
Net income	$122,480	$2,917	$126,428	$6,652

Class A Common Stock:
Net income	$117,884	$2,856	$121,734	$6,498
Basic and diluted weighted average number of common shares outstanding	64,818,241	64,837,330	64,829,409	64,850,675
Basic and diluted net income per common share	$1.82	$0.04	$1.88	$0.10

Class T Common Stock:
Net income	$4,596	$61	$4,694	$154
Basic and diluted weighted average number of common shares outstanding	2,555,603	2,534,652	2,553,493	2,528,381
Basic and diluted net income per common share	$1.80	$0.02	$1.84	$0.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$122,480	$2,917	$126,428	$6,652
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate swaps	(351)	586	(569)	1,952
Amount of gain reclassified from other comprehensive income into income as interest expense and other, net	(639)	(368)	(1,357)	(516)
Total other comprehensive (loss) income	(990)	218	(1,926)	1,436
Total comprehensive income	$121,490	$3,135	$124,502	$8,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	64,838,403	$648	2,548,436	$25	$583,304	$(124,308)	$2,944	$462,613
Issuance of common stock	461,200	5	19,131	—	5,077	—	—	5,082
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,419)	—	(10,419)
Redemptions of common stock	(474,437)	(5)	(15,384)	—	(5,165)	—	—	(5,170)
Changes in redeemable common stock	—	—	—	—	88	—	—	88
Equity-based compensation	—	—	—	—	33			33
Comprehensive income (loss)	—	—	—	—	—	3,948	(936)	3,012
Balance as of March 31, 2019	64,825,166	$648	2,552,183	$25	$583,337	$(130,779)	$2,008	$455,239
Issuance of common stock	436,379	4	17,557	—	5,004	—	—	5,008
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,531)	—	(10,531)
Redemptions of common stock	(447,066)	(4)	(12,407)	—	(5,055)	—	—	(5,059)
Changes in redeemable common stock	—	—	—	—	53	—	—	53
Equity-based compensation	—	—	—	—	32			32
Comprehensive income (loss)	—	—	—	—	—	122,480	(990)	121,490
Balance as of June 30, 2019	64,814,479	$648	2,557,333	$25	$583,371	$(18,830)	$1,018	$566,232

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2018	64,884,543	$649	2,515,860	$25	$583,279	$(95,306)	$2,942	$491,589
Issuance of common stock	500,314	5	20,059	—	5,365	—	—	5,370
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,422)	—	(10,422)
Redemptions of common stock	(518,120)	(5)	(11,294)	—	(5,431)	—	—	(5,436)
Changes in redeemable common stock	—	—	—	—	66	—	—	66
Comprehensive income	—	—	—	—	—	3,735	1,218	4,953
Balance as of March 31, 2018	64,866,737	$649	2,524,625	$25	$583,279	$(101,993)	$4,160	$486,120
Issuance of common stock	493,544	5	19,897	—	5,427	—	—	5,432
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,534)	—	(10,534)
Redemptions of common stock	(505,375)	(5)	(4,803)	—	(5,338)	—	—	(5,343)
Changes in redeemable common stock	—	—	—	—	(89)	—	—	(89)
Equity-based compensation	—	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	2,917	218	3,135
Balance as of June 30, 2018	64,854,906	$649	2,539,719	$25	$583,279	$(109,610)	$4,378	$478,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$126,428	$6,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	13,546	18,141
Amortization of deferred financing costs	508	706
Straight-line rental income	(1,343)	(2,291)
Equity-based compensation	65	—
Gain on disposition of real estate, net	(119,978)	—
Loss on extinguishment of debt	570	—
Changes in assets and liabilities:
Rents and tenant receivables	4,303	774
Prepaid expenses and other assets	(171)	1
Accrued expenses and accounts payable	(4,683)	(795)
Deferred rental income and other liabilities	(3,429)	(715)
Due to affiliates	(448)	32
Net cash provided by operating activities	15,368	22,505
Cash flows from investing activities:
Investment in real estate assets	—	(1,363)
Real estate developments and capital expenditures	(1,613)	(1,193)
Net proceeds from disposition of real estate assets	556,970	—
Payment of property escrow deposits	—	(50)
Refund of property escrow deposits	—	50
Proceeds from the settlement of insurance claims	28	—
Net cash provided by (used in) investing activities	555,385	(2,556)
Cash flows from financing activities:
Redemptions of common stock	(10,229)	(10,779)
Distribution and stockholder servicing fees paid	(100)	(99)
Distributions to stockholders	(10,977)	(10,270)
Proceeds from credit facility and notes payable	9,000	20,500
Repayments of credit facility and notes payable, net of swap termination payments received	(185,722)	(21,000)
Deferred financing costs paid	(84)	—
Net cash used in financing activities	(198,112)	(21,648)
Net increase (decrease) in cash and cash equivalents and restricted cash	372,641	(1,699)
Cash and cash equivalents and restricted cash, beginning of period	5,862	6,276
Cash and cash equivalents and restricted cash, end of period	$378,503	$4,577
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$377,178	$2,979
Restricted cash	1,325	1,598
Total cash and cash equivalents and restricted cash	$378,503	$4,577
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,471	$3,473
Change in fair value on interest rate swaps	$(1,926)	$1,436
Common stock issued through distribution reinvestment plan	$10,090	$10,802
Accrued capital expenditures	$240	$672
Fair value of mortgage note assumed by buyer in real estate disposition	$(56,980)	$—
Supplemental Cash Flow Disclosures:
Interest paid	$10,347	$11,478
Cash paid for taxes	$106	$16
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on February 26, 2013, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company primarily acquires commercial real estate assets primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term “net leases”, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. As of June 30, 2019, the Company owned 18 properties, comprising approximately 2.8 million rentable square feet of 100% leased commercial space located in nine states.
Substantially all of the Company’s business is conducted through Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”), of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole Corporate Income Management II, LLC, a Delaware limited liability company (“CCI II Management”), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
CCO Group, LLC owns and controls CCI II Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Distributions are reinvested in shares of the Company’s common stock under the DRIP Offering at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV price for the purposes of the share redemption program. On March 19, 2019, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2018, of $11.03 per share for both Class A Shares and Class T Shares. As a result, commencing on March 25, 2019, distributions are reinvested under the DRIP Offering at a price of $11.03 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2018, as determined by the Board. Additionally, $11.03 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program. The Board previously established a per share NAV as of February 29, 2016, December 31, 2016, and December 31, 2017. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

As of June 30, 2019, the Company had issued approximately 73.0 million shares of common stock in the Offerings, including 8.5 million shares issued in the DRIP Offering, for gross offering proceeds of $736.8 million ($709.0 million in Class A Shares and $27.8 million in Class T Shares) before offering costs, selling commissions, and dealer manager fees of $66.2 million. In addition, as of June 30, 2019, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $578,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $441,000.
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
The Company combined rental income of $23.3 million and tenant reimbursement income of $3.0 million for the three months ended June 30, 2018, and rental income of $46.8 million and tenant reimbursement income of $6.1 million for the six months ended June 30, 2018, into a single financial statement line item, rental and other property income, in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2019 or 2018. The Company’s impairment assessment as of June 30, 2019 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2019 or in future periods.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2019 or December 31, 2018.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of 18 of the Company’s individual properties during the six months ended June 30, 2019 did not qualify for discontinued operations presentation and, thus, the results of operations of the properties that were sold remain in income from continuing operations, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net. See Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties during the six months ended June 30, 2019.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Restricted Cash
The Company had $1.3 million and $1.6 million in restricted cash as of June 30, 2019 and December 31, 2018, respectively. Included in restricted cash was $1.1 million and $1.4 million held by lenders in lockbox accounts as of June 30, 2019 and December 31, 2018, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $232,000 and $212,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of June 30, 2019 and December 31, 2018, respectively.
Leases
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, Accounting Standards Codification Topic 842, Leases (“ASC 842”), has been applied to these lease contracts for both types of components. The Company does not have material leases where it is the lessee.
Significant judgments and assumptions are inherent in not only determining if a contract contains a lease but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options, including if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset was recorded. See Note 12 — Leases for a further discussion regarding this ground lease.
Lease costs represent the initial direct costs incurred in the origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Leasing commissions subsequent to successful lease execution are capitalized.
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
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management at the time of evaluation. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
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
June 30, 2019 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2019, the estimated fair value of the Company’s debt was $372.7 million, compared to a carrying value of $371.1 million. The estimated fair value of the Company’s debt was $605.1 million as of December 31, 2018, compared to a carrying value on that date of $605.0 million.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2019 and December 31, 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2019 and as of December 31, 2018 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$740	$—	$740	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$2,944	$—	$2,944	$—
NOTE 4 — REAL ESTATE ASSETS
During the six months ended June 30, 2019 and 2018, the Company did not acquire any properties.
2019 Property Dispositions
On February 14, 2019, certain wholly owned subsidiaries of CCI II OP entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Industrial Logistics Properties Trust (the “Purchaser”), an unaffiliated Maryland REIT, to sell to the Purchaser 18 industrial properties encompassing approximately 8.7 million gross rentable square feet of commercial space across 12 states. The sale closed (the “Closing”) on April 9, 2019 for total consideration of $624.7 million, resulting in net proceeds of $489.5 million after closing costs and disposition fees due to CCI II Management or its affiliates and the repayment of $124.5 million in debt. The sale resulted in a gain of $120.0 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

2018 Development Project
During the six months ended June 30, 2018, the Company acquired one land parcel, upon which a 120,000 square foot expansion of an existing property was constructed. The land was acquired for an aggregate cost of $1.4 million and is included in land in the accompanying condensed consolidated balance sheets.
During the six months ended June 30, 2018, the Company capitalized expenses totaling $1.6 million as construction in progress associated with the expansion project. When the development project was substantially complete in December 2018, the amounts capitalized to construction in progress during the construction period were transferred to buildings and improvements and began depreciating over their respective useful lives.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands, except weighted average life remaining):

	June 30, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $24,794 and $38,349, respectively (with a weighted average life remaining of 8.5 years and 8.8 years, respectively)	$48,805	$85,054
Acquired above-market leases, net of accumulated amortization of $578 and $516, respectively (with a weighted average life remaining of 7.8 years and 8.4 years, respectively)	983	1,045
Total intangible lease assets, net	$49,788	$86,099
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $8,230 and $7,630, respectively (with a weighted average life remaining of 9.0 years and 9.5 years, respectively)	$19,332	$21,470
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
In-place lease and other intangible amortization	$1,518	$2,604	$3,941	$5,208
Above-market lease amortization	$31	$31	$62	$62
Below-market lease amortization	$549	$578	$1,122	$1,156
As of June 30, 2019, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2019	$3,036	$62	$1,098
2020	6,072	125	2,195
2021	6,072	125	2,195
2022	6,072	125	2,195
2023	5,859	125	2,195
Thereafter	21,694	421	9,454
Total	$48,805	$983	$19,332

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2019, one of the Company’s interest rate swap agreements was terminated prior to its maturity date due to the repayment of the related debt in connection with the disposition of the underlying property, and resulted in a gain of $278,000. The gain was recorded as a decrease to interest expense and other, net included in the accompanying condensed consolidated statements of operations. As of June 30, 2019, the Company had two interest rate swap agreements.
The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest Rates (1)	Effective Dates	Maturity Dates	Fair Value of Assets as of
	Balance Sheet Location	June 30, 2019				June 30, 2019	December 31, 2018
Interest Rate Swaps	Derivative assets, prepaid expenses and other assets	$221,670	3.34% to 3.35%	2/10/2015 to 2/20/2015	12/12/2019 to 3/2/2020	$740	$2,944
______________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2019.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended June 30, 2019 and 2018, the amount of gains reclassified from other comprehensive income as a decrease to interest expense was $639,000 and $368,000, respectively. For the six months ended June 30, 2019 and 2018, the amount of gains reclassified from other comprehensive income as a decrease to interest expense was $1.4 million and $516,000, respectively. During the next 12 months, the Company estimates that an additional $741,000 will be reclassified from other comprehensive income as a decrease to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest. As of June 30, 2019, all derivative instruments were in an asset position. Therefore, there was no termination value as of June 30, 2019. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2019.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of June 30, 2019, the Company had $370.8 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.8% and weighted average term to maturity of nine months. The weighted average term to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of June 30, 2019 and December 31, 2018 and the debt activity for the six months ended June 30, 2019 (in thousands):

		During the Six Months Ended June 30, 2019
	Balance as of December 31, 2018	Debt Issuance, Net	Repayments and Modifications	Accretion	Balance as of June 30, 2019
Fixed rate debt	$295,545	$—	$(124,480)	$—	$171,065
Credit facility	309,500	9,000	(118,500)	—	200,000
Total debt	605,045	9,000	(242,980)	—	371,065
Deferred costs – credit facility (1)	(274)	—	—	143	(131)
Deferred costs – fixed rate debt	(880)	—	570	128	(182)
Total debt, net	$603,891	$9,000	$(242,410)	$271	$370,752
______________________

(1)	Deferred costs related to the term portion of the Credit Facility, as defined below.
As of June 30, 2019, the fixed rate debt outstanding of $171.1 million included $21.7 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to November 2020. As of June 30, 2019, the fixed rate debt had a weighted average interest rate of 4.4%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $269.5 million as of June 30, 2019. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. With respect to the $93.2 million of fixed rate debt maturing within 12 months, the Company believes that cash proceeds from real estate asset dispositions, net cash provided by operations and entering into new financing arrangements will be sufficient to meet its debt obligations as they become due.
Pursuant to the Purchase and Sale Agreement described in Note 4 — Real Estate Assets, total consideration for the sale of 18 industrial properties during the six months ended June 30, 2019 included the assumption by the Purchaser of a $57.0 million loan on a property in Ruskin, Florida. In connection with the sale, the Company made principal repayments totaling $67.5 million on certain mortgage notes due to the disposition of the underlying properties, including the termination of an interest rate swap agreement on one property in Petersburg, Virginia prior to its maturity date.
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
The Company used proceeds from the sale of 18 industrial properties to pay down the remaining $110.0 million of the Revolving Loans. With respect to the $200.0 million maturing on the Term Loan on December 12, 2019, the Company believes that cash proceeds from real estate asset dispositions, net cash provided by operations and entering into new financing arrangements will be sufficient to meet its debt obligations as they become due.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), multiplied by the statutory reserve rate (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.60% to 2.20%, or (ii) a base rate, ranging from 0.60% to 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of June 30, 2019, there were

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

no amounts outstanding under the Revolving Loans, and the amount outstanding under the Term Loan totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 3.3%. As of June 30, 2019, the Company had $195.1 million in unused capacity under the Credit Facility, subject to borrowing availability. The Company had available borrowings of $21.2 million as of June 30, 2019.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the equity issued from the date of the Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and recourse debt at less than or equal to 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of June 30, 2019.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2019 (in thousands):

Principal Repayments
Remainder of 2019	$200,000
2020	171,065
2021	—
2022	—
2023	—
Thereafter	—
Total	$371,065
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
June 30, 2019 (Unaudited) – (Continued)

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
Acquisition fees and expenses
The Company pays CCI II Management or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI II Management or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred and are included in transaction-related expenses in the condensed consolidated statements of operations.
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
June 30, 2019 (Unaudited) – (Continued)

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
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Management will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Management will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CCI II Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2019 and 2018, no subordinated performance fees were incurred related to any such events.
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CCI II Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distribution and stockholder servicing fees (1)	$51	$50	$100	$99
Acquisition fees and expenses	$102	$85	$167	$85
Disposition fees	$1,562	$—	$1,562	$—
Advisory fees and expenses	$1,654	$2,718	$4,290	$5,308
Operating expenses	$225	$436	$611	$749
______________________

(1)
Amounts are calculated in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $441,000 and $643,000 for the six months ended June 30, 2019 and 2018, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of June 30, 2019 and December 31, 2018, $885,000 and $1.4 million, respectively, was recorded for services and expenses incurred, but not yet reimbursed, to CCI II Management or its affiliates. These amounts are primarily for advisory fees and operating expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

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
NOTE 11 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Cole Office & Industrial REIT (CCIT II), Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 388,000 are available for future grant as of June 30, 2019. On October 1, 2018, the Company granted awards of approximately 3,000 restricted Class A Shares to each of the independent members of the Board (approximately 12,000 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of June 30, 2019, none of the restricted Class A Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $32,000 and $65,000 for the three and six months ended June 30, 2019, respectively, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2019, there was $33,000 of total unrecognized compensation expense related to these restricted Class A Shares which will be recognized ratably over the remaining period of service prior to October 1, 2019.
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
As of June 30, 2019, the leases had a weighted-average remaining term of 8.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2019	$24,792
2020	50,370
2021	50,979
2022	52,060
2023	50,979
Thereafter	219,985
Total	$449,165

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, as of December 31, 2018 (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2019	$88,057
2020	89,356
2021	90,568
2022	92,246
2023	90,332
Thereafter	407,391
Total	$857,950
Rental and other property income during the three and six months ended June 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed rental and other property income	$14,354	$23,290	$37,955	$46,814
Variable rental and other property income	1,350	2,966	5,391	6,100
Total rental and other property income	$15,704	$26,256	$43,346	$52,914
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 3.3 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $170,000 in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $12,000 and $24,000 of ground lease expense during the three and six months ended June 30, 2019, respectively, all of which was paid in cash during the period it was recognized. As of June 30, 2019, the Company’s schedule future minimum rental payments related to its operating ground lease is approximately $24,000 for the remainder of 2019, and $48,000 annually for 2020 through 2022 through the maturity date of the lease in October 2022.
NOTE 13 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2019.
Redemption of Shares of Common Stock
Subsequent to June 30, 2019, the Company redeemed approximately 450,000 shares for $5.0 million at an average per share price of $11.02 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2019 to an amount equal to the net proceeds the Company received from the sale of shares pursuant to the DRIP Offering during the respective period. The remaining redemption requests received during the three months ended June 30, 2019, totaling approximately 3.4 million shares, went unfulfilled.

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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from dispositions.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may suffer delays or be unable to acquire, dispose of, or lease properties on advantageous terms.

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
Overview
We were formed on February 26, 2013, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced our principal operations on January 13, 2014 when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 275,000 shares of our common stock in the Offering. We have no paid employees and are externally managed and operated by CCI II Management. CIM indirectly owns and/or controls CCI II Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
During the six months ended June 30, 2019, we disposed of 18 industrial properties encompassing approximately 8.7 million gross rentable square feet. As of June 30, 2019, our portfolio consists of 17 office properties and one industrial property encompassing approximately 2.8 million gross rentable square feet. These assets are 100.0% leased with a weighted average lease term of 8.5 years and represent 17 tenant concepts and 11 industry sectors across nine states. See Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties during the six months ended June 30, 2019.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 100% of our rentable square feet was under lease as of June 30, 2019, with a weighted average remaining lease term of 8.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2019 Activity

•
Disposed of 18 industrial properties encompassing approximately 8.7 million gross rentable square feet of commercial space across 12 states for total consideration of $624.7 million, resulting in net proceeds of $489.5 million and a gain of $120.0 million.

•	Issued approximately 934,000 shares of common stock pursuant to the DRIP Offering for proceeds of $10.1 million ($9.7 million in Class A Shares and $396,000 in Class T Shares).

•
Total debt decreased by $234.0 million, from $605.0 million to $371.1 million. In connection with the sale of 18 industrial properties, total consideration included the assumption by the Purchaser of a $57.0 million loan. We also made principal repayments totaling $67.5 million on certain mortgage notes due to the disposition of the underlying properties, including the termination of an interest rate swap agreement on one property prior to its maturity date. Additionally, we used proceeds from the sale to pay down the remaining $110.0 million of the Revolving Loans.

Portfolio Information
As of June 30, 2019, we owned 18 properties comprising 2.8 million rentable square feet of commercial space located in nine states, which were 100% leased with a weighted average remaining lease term of 8.5 years. As of June 30, 2019, two of our tenants, Keurig Green Mountain, and Freeport-McMoRan, accounted for 23% and 18%, respectively, of our 2019 annualized rental income. As of June 30, 2019, we also had certain geographic concentrations in our property holdings. In particular, as of June 30, 2019, two of our properties were located in Arizona, two properties were located in Massachusetts, four properties were located in Texas, three properties were located in California, and two properties were located in Alabama which accounted for 23%, 23%, 16%, 11% and 10% of our 2019 annualized rental income, respectively. In addition, we had tenants in the wholesale, mining and natural resources, and manufacturing industries, which comprised 23%, 18% and 16%, respectively, of our 2019 annualized rental income.
The following table shows the property statistics of our real estate assets as of June 30, 2019 and 2018:

	As of June 30,
	2019	2018
Number of commercial properties	18	36
Rentable square feet (in thousands)	2,800	11,376
Percentage of rentable square feet leased	100%	100%
Percentage of investment-grade tenants (1)	51.9%	69.2%
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
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income (“NOI”), from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. NOI is a supplemental non-GAAP financial measure of a real estate company’s operating performance. NOI is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define NOI as operating revenues less operating expenses, which exclude (i)

depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) advisory fees, (c) transaction-related expenses and (d) interest and other income. Our NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Three Months Ended June 30, 2019 and 2018
A total of 18 properties were acquired before April 1, 2018 and represent our “same store” properties during the three months ended June 30, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after April 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$15,704	$26,256	$(10,552)	$14,507	$14,477	$30	$1,197	$11,779	$(10,582)

Property operating expenses	1,694	1,588	106	1,194	1,190	4	500	398	102
Real estate tax expenses	382	2,034	(1,652)	468	512	(44)	(86)	1,522	(1,608)
Total property operating expenses	2,076	3,622	(1,546)	1,662	1,702	(40)	414	1,920	(1,506)

Net operating income	$13,628	$22,634	$(9,006)	$12,845	$12,775	$70	$783	$9,859	$(9,076)

General and administrative expenses	$(1,198)	$(1,179)	$(19)
Advisory fees and expenses	(1,654)	(2,718)	1,064
Transaction-related expenses	(111)	(85)	(26)
Depreciation and amortization	(5,578)	(9,618)	4,040
Gain on disposition of real estate, net	119,978	—	119,978
Interest expense and other, net	(2,015)	(6,117)	4,102
Loss on extinguishment of debt	(570)	—	(570)
Net income	$122,480	$2,917	$119,563
______________________

(1)	Includes income from properties disposed of during the period.
Net Operating Income
Same store property net operating income increased $70,000 during the three months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily due to contractual rent increases since the three months ended June 30, 2018.
Non-same store property net operating income decreased $9.1 million during the three months ended June 30, 2019, as compared to the same period in 2018. The decrease was primarily due to the disposition of 18 properties during the three months ended June 30, 2019. See Note 4 — Real Estate Assets to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties during the three months ended June 30, 2019.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, transfer agent fees, and professional and accounting fees.
General and administrative expenses remained consistent during the three months ended June 30, 2019 compared to the same period in 2018.

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
The decrease in advisory fees and expenses of $1.1 million during the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in our average invested assets to $785.2 million for the three months ended June 30, 2019, compared to $1.3 billion during the same period in 2018, as a result of the sale of 18 properties during the three months ended June 30, 2019.
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
The increase in transaction-related expenses of $26,000 during the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to the sale of 18 properties during the three months ended June 30, 2019, as discussed in Note 4 — Real Estate Assets.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $4.0 million during the three months ended June 30, 2019, respectively, as compared to the same period in 2018, was primarily due to the sale of 18 properties during the three months ended June 30, 2019, as discussed in Note 4 — Real Estate Assets.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $120.0 million for the three months ended June 30, 2019. The gain recorded was due to the disposition of 18 industrial properties during the three months ended June 30, 2019. No dispositions occurred during the three months ended June 30, 2018.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $4.1 million during the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in the average aggregate amount of debt outstanding to $371.1 million during the three months ended June 30, 2019, compared to an average outstanding debt balance of $599.7 million for the three months ended June 30, 2018.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $570,000 for the three months ended June 30, 2019 in connection with the disposition of underlying properties during the three months ended June 30, 2019. No dispositions occurred during the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018
A total of 18 properties were acquired before January 1, 2018 and represent our “same store” properties during the six months ended June 30, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$43,346	$52,914	$(9,568)	$29,509	$29,095	$414	$13,837	$23,819	$(9,982)

Property operating expenses	3,837	3,230	607	2,716	2,297	419	1,121	933	188
Real estate tax expenses	2,757	4,135	(1,378)	1,003	1,026	(23)	1,754	3,109	(1,355)
Total property operating expenses	6,594	7,365	(771)	3,719	3,323	396	2,875	4,042	(1,167)

Net operating income	$36,752	$45,549	$(8,797)	$25,790	$25,772	$18	$10,962	$19,777	$(8,815)

General and administrative expenses	$(2,465)	$(2,216)	$(249)
Advisory fees and expenses	(4,290)	(5,308)	1,018
Transaction-related expenses	(176)	(85)	(91)
Depreciation and amortization	(14,606)	(19,235)	4,629
Gain on disposition of real estate, net	119,978	—	119,978
Interest expense and other, net	(8,195)	(12,053)	3,858
Loss on extinguishment of debt	(570)	—	(570)
Net income	$126,428	$6,652	$119,776
______________________

(1)	Includes income from properties disposed of during the period.
Net Operating Income
Same store property net operating income remained consistent during the six months ended June 30, 2019, as compared to the same period in 2018.
Non-same store property net operating income decreased $8.8 million during the six months ended June 30, 2019, as compared to the same period in 2018. The decrease is primarily due to the disposition of 18 properties during the six months ended June 30, 2019. See Note 4 — Real Estate Assets to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties during the six months ended June 30, 2019.
General and Administrative Expenses
General and administrative expenses increased $249,000 during the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to increased legal fees and Board costs.
Advisory Fees and Expenses
The decrease in advisory fees and expenses of $1.0 million during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to an decrease in our average invested assets to $1.1 billion for the six months ended June 30, 2019, compared to $1.3 billion during the same period in 2018, as a result of the sale of 18 properties during the six months ended June 30, 2019.
Transaction-Related Expenses
The increase in transaction-related expenses of $91,000 during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to the sale of 18 properties during the six months ended June 30, 2019, as discussed in Note 4 — Real Estate Assets.

Depreciation and Amortization
The decrease in depreciation and amortization expenses of $4.6 million during the six months ended June 30, 2019, respectively, as compared to the same period in 2018, was primarily due to the sale of 18 properties during the six months ended June 30, 2019, as discussed in Note 4 — Real Estate Assets.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $120.0 million for the six months ended June 30, 2019. The gain recorded was due to the disposition of 18 industrial properties during the six months ended June 30, 2019. No dispositions occurred during the six months ended June 30, 2018.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $3.9 million during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in the average aggregate amount of debt outstanding to $488.9 million during the six months ended June 30, 2019, compared to an average outstanding debt balance of $599.3 million for the six months ended June 30, 2018.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $570,000 for the six months ended June 30, 2019 in connection with the disposition of underlying properties during the period. No dispositions occurred during the six months ended June 30, 2018.
Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
January 14, 2014	March 31, 2014	$0.001643836
April 1, 2014	December 31, 2015	$0.0017260274
January 1, 2016	December 31, 2016	$0.0017213115
January 1, 2017	December 31, 2019	$0.001726027
______________________

(1)	Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of June 30, 2019, we had distributions payable of $3.5 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30,
	2019			2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$10,977		52%	$10,270	49%
Distributions reinvested	10,090		48%	10,802	51%
Total distributions	$21,067		100%	$21,072	100%
Sources of distributions:
Net cash provided by operating activities (1)	$21,067	(2)	100%	$21,072	100%
Total sources	$21,067		100%	$21,072	100%
______________________

(1)	Net cash provided by operating activities for the six months ended June 30, 2019 and 2018 was $15.4 million and $22.5 million, respectively.

(2)	Our distributions for the six months ended June 30, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods of $5.7 million.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations, including a one-year holding period. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 3.4 million shares for $37.9 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended June 30, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2019, to shares issued pursuant to the DRIP Offering during the respective period. During the six months ended June 30, 2019, we received valid redemption requests under our share redemption program totaling approximately 5.9 million shares, of which we redeemed approximately 459,000 shares as of June 30, 2019 for $5.1 million at an average redemption price of $11.01 per share, and 450,000 shares subsequent to June 30, 2019 for $5.0 million at an average redemption price of $11.02 per share. The remaining redemption requests relating to approximately 5.0 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP Offering.
Liquidity and Capital Resources
General
We expect to utilize proceeds from real estate dispositions, cash flows from operations, future proceeds from secured or unsecured financing and funds from the DRIP Offering to fund future property acquisitions, certain capital expenditures, including tenant improvements, and for operating expenses, distributions to stockholders and general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties.
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
Our Credit Facility provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan and up to $200.0 million in revolving loans. As of June 30, 2019, we had $195.1 million in unused capacity under the Credit Facility, subject to borrowing availability. The Company had available borrowings of $21.2 million as of June 30, 2019. Our Credit Facility is due to mature on December 12, 2019. As of June 30, 2019, we also had cash and cash equivalents of $377.2 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, redemptions, certain capital expenditures, and interest and principal on current and any future debt financings, including principal repayments of $200.0 million due December 2019. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders. With respect to the Credit Facility due to mature on December 12, 2019, we believe cash proceeds from real estate asset dispositions, net cash provided by operations and entering into new financing arrangements will be sufficient to meet our debt obligations as they become due. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
In connection with the disposition of 18 individual properties during the six months ended June 30, 2019, total consideration included the assumption by the Purchaser of a $57.0 million loan on a property in Ruskin, Florida. We used net sale proceeds from the Closing to pay down $110.0 million of the Revolving Loans. Additionally, we made principal repayments totaling $67.5 million on certain mortgage notes due to the disposition of the underlying properties, including the early termination of an interest rate swap agreement. Management intends to use the remaining proceeds from the Closing to, among other things, acquire additional high-quality net-lease properties in furtherance of our investment objectives, satisfy potential income tax provisions that may arise in the future, and for other general corporate purposes. While we cannot assure you that the proceeds from the Closing that we intend to redeploy into net-lease properties can be undertaken on advantageous terms or timing, we believe that we are well-positioned to meet our investment objectives based on our portfolio’s diversification, overall credit quality and tenant roster.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the DRIP Offering, borrowings on our Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the DRIP Offering or debt financings will be used to fund certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders.
Contractual Obligations
As of June 30, 2019, we had debt outstanding with a carrying value of $371.1 million and a weighted average interest rate of 3.8%. See Note 7 — Credit Facility and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$171,065	$93,170	$77,895	$—	$—
Interest payments – fixed rate debt (2)	7,693	6,549	1,144	—	—
Principal payments – Credit Facility	200,000	200,000	—	—	—
Interest payments – Credit Facility (3)	2,965	2,965	—	—	—
Total	$381,723	$302,684	$79,039	$—	$—
______________________

(1)	The table does not include amounts due to CCI II Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2019, we had $21.7 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.3% as of June 30, 2019, which is the fixed rate under the interest rate swap agreement. There were no amounts outstanding for the Revolving Loans as of June 30, 2019.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CCI II Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of June 30, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 56.5% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 50.9%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2019 through June 30, 2019, is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of June 30, 2019, our cash and cash equivalents exceeded our outstanding principal debt balance.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $7.1 million for the six months ended June 30, 2019, as compared to the same period in 2018. The change was primarily due to lower net income after non-cash adjustments due to the disposition of 18 properties during the six months ended June 30, 2019. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased by $557.9 million for the six months ended June 30, 2019, as compared to the same period in 2018. The change was primarily due to proceeds from real estate dispositions in connection with the sale of 18 individual properties during the six months ended June 30, 2019.
Financing Activities. Net cash used in financing activities increased by $176.5 million for the six months ended June 30, 2019, compared to the same period in 2018. The change resulted primarily from repayments on the Credit Facility in connection with the sale of 18 individual properties during the six months ended June 30, 2019.
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
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI II Management or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 9 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT V, a director of CCIT III, CCPT IV and CIM Income NAV, and president and treasurer of CCI II Management. One of our directors, Richard S. Ressler, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCPT V, is the chairman of the board, chief executive officer and president of CCPT IV, CCIT III and CIM Income NAV, and is a vice president of CCI II Management. One of our independent directors, Calvin E. Hollis, also serves as a director of CCPT V. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CCI II Management and is an officer of certain of its affiliates. In addition, affiliates of CCI II Management act as an advisor to CCPT IV, CCPT V, CIM Income NAV and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CCI II Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of June 30, 2019 and December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of June 30, 2019, we did not have any variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are not exposed to interest rate changes in LIBOR.

As of June 30, 2019, we had two interest rate swap agreements outstanding, which mature on various dates from December 2019 to March 2020, with an aggregate notional amount of $221.7 million and an aggregate fair value of the net derivative asset of $740,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2019, an increase of 50 basis points in interest rates would result in a net change of $457,000 to the fair value of the net derivative asset, resulting in a net derivative asset of $1.2 million. A decrease of 50 basis points in interest rates would result in a net change of $458,000 to the fair value of the net derivative asset, resulting in a net derivative asset of $282,000. See Note 6 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of June 30, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Board has adopted a share redemption program that permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations described in the Registration Statement. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate the share redemption program at any time upon 30 days’ notice. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 3.4 million shares for $37.9 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended June 30, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2019, to shares issued pursuant to the DRIP Offering during the respective period. The estimated per share NAV of $11.03 determined by the Board as of December 31, 2018 serves as the most recent estimated value for purposes of the share redemption program, effective March 25, 2019, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2019, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 – April 30, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
May 1, 2019 – May 31, 2019
Class A Shares	447,066	$11.01	447,066	(1)
Class T Shares	12,407	$11.00	12,407	(1)
June 1, 2019 – June 30, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	459,473		459,473	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: August 12, 2019