Form 10-Q
period 2019-09-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2019-11-13
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2019, there were approximately 64.7 million shares of Class A common stock, par value $0.01 per share, and 2.6 million shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$55,857	$103,418
Buildings and improvements	578,348	1,006,222
Intangible lease assets	83,284	124,964
Total real estate assets, at cost	717,489	1,234,604
Less: accumulated depreciation and amortization	(95,847)	(138,566)
Total real estate assets, net	621,642	1,096,038
Cash and cash equivalents	339,038	4,231
Restricted cash	1,350	1,631
Rents and tenant receivables	18,301	27,131
Property escrow deposits, derivative assets, prepaid expenses and other assets	2,731	3,537
Deferred costs, net	117	412
Total assets	$983,179	$1,132,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$370,861	$603,891
Accrued expenses and accounts payable	2,814	7,361
Due to affiliates	925	1,433
Intangible lease liabilities, net	18,783	21,470
Distributions payable	3,470	3,588
Deferred rental income and other liabilities	1,043	5,000
Total liabilities	397,896	642,743
Commitments and contingencies
Redeemable common stock	27,262	27,624
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 64,784,232 and 64,838,403 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	648	648
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,567,238 and 2,548,436 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	25	25
Capital in excess of par value	583,404	583,304
Accumulated distributions in excess of earnings	(26,612)	(124,308)
Accumulated other comprehensive income	556	2,944
Total stockholders’ equity	558,021	462,613
Total liabilities, redeemable common stock, and stockholders’ equity	$983,179	$1,132,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental and other property income	$14,683	$26,577	$58,029	$79,491
Operating expenses:
General and administrative	1,237	1,267	3,702	3,483
Property operating	1,503	1,655	5,340	4,885
Real estate tax	503	2,066	3,260	6,201
Advisory fees and expenses	1,487	2,599	5,777	7,907
Transaction-related	24	4	200	89
Depreciation and amortization	5,635	9,620	20,241	28,855
Total operating expenses	10,389	17,211	38,520	51,420
Gain on disposition of real estate, net	—	—	119,978	—
Operating income	4,294	9,366	139,487	28,071
Other expense:
Interest expense and other, net	(1,433)	(6,157)	(9,628)	(18,210)
Loss on extinguishment of debt	—	—	(570)	—
Total other expense	(1,433)	(6,157)	(10,198)	(18,210)
Net income	$2,861	$3,209	$129,289	$9,861

Class A Common Stock:
Net income	$2,802	$3,137	$124,529	$9,635
Basic and diluted weighted average number of common shares outstanding	64,790,931	64,837,707	64,815,378	64,859,565
Basic and diluted net income per common share	$0.04	$0.05	$1.92	$0.15

Class T Common Stock:
Net income	$59	$72	$4,760	$226
Basic and diluted weighted average number of common shares outstanding	2,563,719	2,545,215	2,556,896	2,534,054
Basic and diluted net income per common share	$0.02	$0.03	$1.86	$0.09
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$2,861	$3,209	$129,289	$9,861
Other comprehensive (loss) income
Unrealized gain (loss) on interest rate swaps	50	263	(519)	2,216
Amount of (gain) reclassified from other comprehensive income into income as interest expense and other, net	(512)	(480)	(1,869)	(996)
Total other comprehensive (loss) income	(462)	(217)	(2,388)	1,220
Total comprehensive income	$2,399	$2,992	$126,901	$11,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	64,838,403	$648	2,548,436	$25	$583,304	$(124,308)	$2,944	$462,613
Issuance of common stock	461,200	5	19,131	—	5,077	—	—	5,082
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,419)	—	(10,419)
Redemptions of common stock	(474,437)	(5)	(15,384)	—	(5,165)	—	—	(5,170)
Changes in redeemable common stock	—	—	—	—	88	—	—	88
Equity-based compensation	—	—	—	—	33	—	—	33
Comprehensive income (loss)	—	—	—	—	—	3,948	(936)	3,012
Balance as of March 31, 2019	64,825,166	$648	2,552,183	$25	$583,337	$(130,779)	$2,008	$455,239
Issuance of common stock	436,379	4	17,557	—	5,004	—	—	5,008
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,531)	—	(10,531)
Redemptions of common stock	(447,066)	(4)	(12,407)	—	(5,055)	—	—	(5,059)
Changes in redeemable common stock	—	—	—	—	53	—	—	53
Equity-based compensation	—	—	—	—	32	—	—	32
Comprehensive income (loss)	—	—	—	—	—	122,480	(990)	121,490
Balance as of June 30, 2019	64,814,479	$648	2,557,333	$25	$583,371	$(18,830)	$1,018	$566,232
Issuance of common stock	413,398	4	16,893	—	4,741	—	—	4,745
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,643)	—	(10,643)
Redemptions of common stock	(443,645)	(4)	(6,988)	—	(4,962)	—	—	(4,966)
Changes in redeemable common stock	—	—	—	—	221	—	—	221
Equity-based compensation	—	—	—	—	33	—	—	33
Comprehensive income (loss)	—	—	—	—	—	2,861	(462)	2,399
Balance as of September 30, 2019	64,784,232	$648	2,567,238	$25	$583,404	$(26,612)	$556	$558,021

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2018	64,884,543	$649	2,515,860	$25	$583,279	$(95,306)	$2,942	$491,589
Issuance of common stock	500,314	5	20,059	—	5,365	—	—	5,370
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,422)	—	(10,422)
Redemptions of common stock	(518,120)	(5)	(11,294)	—	(5,431)	—	—	(5,436)
Changes in redeemable common stock	—	—	—	—	66	—	—	66
Comprehensive income	—	—	—	—	—	3,735	1,218	4,953
Balance as of March 31, 2018	64,866,737	$649	2,524,625	$25	$583,279	$(101,993)	$4,160	$486,120
Issuance of common stock	493,544	5	19,897	—	5,427	—	—	5,432
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,534)	—	(10,534)
Redemptions of common stock	(505,375)	(5)	(4,803)	—	(5,338)	—	—	(5,343)
Changes in redeemable common stock	—	—	—	—	(89)	—	—	(89)
Comprehensive income	—	—	—	—	—	2,917	218	3,135
Balance as of June 30, 2018	64,854,906	$649	2,539,719	$25	$583,279	$(109,610)	$4,378	$478,721
Issuance of common stock	484,599	4	19,785	1	5,331	—	—	5,336
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,649)	—	(10,649)
Redemptions of common stock	(500,612)	(5)	(11,130)	—	(5,389)	—	—	(5,394)
Changes in redeemable common stock	—	—	—	—	51	—	—	51
Comprehensive income	—	—	—	—	—	3,209	(216)	2,993
Balance as of September 30, 2018	64,838,893	$648	2,548,374	$26	$583,272	$(117,050)	$4,162	$471,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$129,289	$9,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	18,674	27,213
Amortization of deferred financing costs	756	1,059
Straight-line rental income	(1,654)	(3,378)
Equity-based compensation	98	—
Gain on disposition of real estate, net	(119,978)	—
Loss on extinguishment of debt	570	—
Changes in assets and liabilities:
Rents and tenant receivables	4,334	628
Prepaid expenses and other assets	(120)	202
Accrued expenses and accounts payable	(4,308)	1,148
Deferred rental income and other liabilities	(3,957)	95
Due to affiliates	(356)	38
Net cash provided by operating activities	23,348	36,866
Cash flows from investing activities:
Investment in real estate assets	(32,952)	(1,363)
Real estate developments and capital expenditures	(2,065)	(4,457)
Net proceeds from disposition of real estate assets	556,970	—
Payment of property escrow deposits	(2,500)	(50)
Refund of property escrow deposits	500	50
Proceeds from the settlement of insurance claims	260	—
Net cash provided by (used in) investing activities	520,213	(5,820)
Cash flows from financing activities:
Redemptions of common stock	(15,195)	(16,173)
Distribution and stockholder servicing fees paid	(152)	(150)
Distributions to stockholders	(16,876)	(15,584)
Proceeds from credit facility and notes payable	9,000	28,000
Repayments of credit facility and notes payable, net of swap termination payments received	(185,722)	(28,500)
Deferred financing costs paid	(90)	—
Net cash used in financing activities	(209,035)	(32,407)
Net increase (decrease) in cash and cash equivalents and restricted cash	334,526	(1,361)
Cash and cash equivalents and restricted cash, beginning of period	5,862	6,276
Cash and cash equivalents and restricted cash, end of period	$340,388	$4,915
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$339,038	$3,374
Restricted cash	1,350	1,541
Total cash and cash equivalents and restricted cash	$340,388	$4,915
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,470	$3,472
Change in fair value on interest rate swaps	$(2,388)	$1,220
Common stock issued through distribution reinvestment plan	$14,835	$16,138
Accrued capital expenditures	$3	$1,523
Fair value of mortgage note assumed by buyer in real estate disposition	$(56,980)	$—
Supplemental Cash Flow Disclosures:
Interest paid	$13,887	$17,155
Cash paid for taxes	$223	$259
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on February 26, 2013, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company primarily acquires commercial real estate assets primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term “net leases”, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. As of September 30, 2019, the Company owned 19 properties, comprising approximately 2.9 million rentable square feet of 99.9% leased commercial space located in 10 states.
Substantially all of the Company’s business is conducted through Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”), of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole Corporate Income Management II, LLC, a Delaware limited liability company (“CCI II Management”), an affiliate of CIM Group, LLC (“CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer of real assets. CIM’s in-house, multidisciplinary expertise includes research, acquisition, credit analysis, development, finance, leasing, and property management capabilities. CIM is headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; Phoenix, Arizona; Orlando, Florida and Tokyo, Japan.
CCO Group, LLC owns and controls CCI II Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to CIM Real Estate Finance Trust, Inc. (formerly known as Cole Credit Property Trust IV, Inc.) (“CMFT”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
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
The Company ceased issuing shares in the Offering on September 17, 2016 and had sold a total of $678.0 million of Class A Shares and Class T Shares, including $651.3 million of Class A Shares and Class T Shares sold to the public pursuant to the primary portion of the Offering and $26.7 million of Class A Shares and Class T Shares sold pursuant to the DRIP. The unsold Class A Shares and Class T Shares of $2.3 billion in the aggregate were subsequently deregistered. The Company has continued to issue Class A Shares and Class T Shares under the DRIP Offering.
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Distributions are reinvested in shares of the Company’s common stock under the DRIP Offering at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV price for the purposes of the share redemption program. On March 19, 2019, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2018, of $11.03 per share for both Class A Shares and Class T Shares. As a result, commencing on March 25, 2019, distributions are reinvested under the DRIP Offering at a price of $11.03 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2018, as determined by the Board. Additionally, $11.03 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program. The Board previously established a per share NAV as of February 29, 2016, December 31, 2016, and December 31, 2017. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

accounting firm.
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
The Company combined rental income of $23.4 million and tenant reimbursement income of $3.2 million for the three months ended September 30, 2018, and rental income of $70.2 million and tenant reimbursement income of $9.3 million for the nine months ended September 30, 2018, into a single financial statement line item, rental and other property income, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2019 or 2018. The Company’s impairment assessment as of September 30, 2019 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2019 or in future periods.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2019 or December 31, 2018.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of 18 of the Company’s individual properties during the nine months ended September 30, 2019 did not qualify for discontinued operations presentation and, thus, the results of operations of the properties that were sold remain in income from continuing operations, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net. See Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties during the nine months ended September 30, 2019.
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
Restricted Cash
The Company had $1.4 million and $1.6 million in restricted cash as of September 30, 2019 and December 31, 2018, respectively. Included in restricted cash was $1.1 million and $1.4 million held by lenders in lockbox accounts as of September 30, 2019 and December 31, 2018, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $243,000 and $212,000 held by a lender in an

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

escrow account for a certain property in accordance with the associated loan agreement as of September 30, 2019 and December 31, 2018, respectively.
Leases
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, Accounting Standards Codification Topic 842, Leases (“ASC 842”), has been applied to these lease contracts for both types of components. The Company is not a party to any material leases where it is the lessee.
Significant judgments and assumptions are inherent in not only determining if a contract contains a lease, but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options, including if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.
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
September 30, 2019 (Unaudited) – (Continued)

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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held- for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU’s adoption, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16. The Company is evaluating the effect of this new benchmark interest rate option, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
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
September 30, 2019 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2019, the estimated fair value of the Company’s debt was $371.9 million, compared to a carrying value of $371.1 million. The estimated fair value of the Company’s debt was $605.1 million as of December 31, 2018, compared to a carrying value on that date of $605.0 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2019 and December 31, 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2019 and as of December 31, 2018 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$278	$—	$278	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$2,944	$—	$2,944	$—
NOTE 4 — REAL ESTATE ASSETS
2019 Property Acquisition
During the nine months ended September 30, 2019, the Company acquired one office property for an aggregate purchase price of $33.0 million (the “2019 Asset Acquisition”), which includes $702,000 of acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisition with proceeds from real estate dispositions during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company did not acquire any properties.
The following table summarizes the purchase price allocation for the 2019 Asset Acquisition purchased during the nine months ended September 30, 2019 (in thousands):

2019 Asset Acquisition
Land	$1,868
Building and improvements	22,960
Acquired in-place lease and other intangibles (1)	4,566
Acquired above-market lease (1)	3,558
Total purchase price	$32,952
______________________

(1)	The weighted average amortization period for the acquired in-place lease and other intangibles and the acquired above-market lease was 14.0 years.
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
September 30, 2019 (Unaudited) – (Continued)

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
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands, except weighted average life remaining):

	September 30, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $26,325 and $38,349, respectively (with a weighted average life remaining of 8.6 years and 8.8 years, respectively)	$51,839	$85,054
Acquired above-market leases, net of accumulated amortization of $620 and $516, respectively (with a weighted average life remaining of 14.4 years and 8.4 years, respectively)	4,500	1,045
Total intangible lease assets, net	$56,339	$86,099
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $8,779 and $7,630, respectively (with a weighted average life remaining of 8.8 years and 9.5 years, respectively)	$18,783	$21,470
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
In-place lease and other intangible amortization	$1,531	$2,605	$5,472	$7,813
Above-market lease amortization	$42	$31	$104	$93
Below-market lease amortization	$549	$579	$1,671	$1,735
As of September 30, 2019, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2019	$1,599	$95	$549
2020	6,398	379	2,195
2021	6,398	379	2,195
2022	6,398	379	2,195
2023	6,185	379	2,195
Thereafter	24,861	2,889	9,454
Total	$51,839	$4,500	$18,783

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2019, one of the Company’s interest rate swap agreements was terminated prior to its maturity date due to the repayment of the related debt in connection with the disposition of the underlying property, and resulted in a gain of $278,000. The gain was recorded as a decrease to interest expense and other, net included in the accompanying condensed consolidated statements of operations. As of September 30, 2019, the Company had two interest rate swap agreements.
The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest Rates (1)	Effective Dates	Maturity Dates	Fair Value of Assets as of
	Balance Sheet Location	September 30, 2019				September 30, 2019	December 31, 2018
Interest Rate Swaps	Property escrow deposits, derivative assets, prepaid expenses and other assets	$221,670	2.94% to 3.35%	2/10/2015 to 2/20/2015	12/12/2019 to 3/2/2020	$278	$2,944
______________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2019.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended September 30, 2019 and 2018, the amount of gains reclassified from other comprehensive (loss) income as a decrease to interest expense was $512,000 and $480,000, respectively. For the nine months ended September 30, 2019 and 2018, the amount of gains reclassified from other comprehensive (loss) income as a decrease to interest expense was $1.9 million and $996,000, respectively. During the next 12 months, the Company estimates that $279,000 will be reclassified from other comprehensive (loss) income as a decrease to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest. As of September 30, 2019, all derivative instruments were in an asset position. Therefore, there was no termination value as of September 30, 2019. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2019.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2019, the Company had $370.9 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.6% and weighted average term to maturity of six months. The weighted average term to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of September 30, 2019 and December 31, 2018 and the debt activity for the nine months ended September 30, 2019 (in thousands):

		During the Nine Months Ended September 30, 2019
	Balance as of December 31, 2018	Debt Issuance, Net	Repayments and Modifications	Accretion	Balance as of September 30, 2019
Fixed rate debt	$295,545	$—	$(124,480)	$—	$171,065
Credit facility	309,500	9,000	(118,500)	—	200,000
Total debt	605,045	9,000	(242,980)	—	371,065
Deferred costs – credit facility (1)	(274)	—	—	215	(59)
Deferred costs – fixed rate debt	(880)	—	570	165	(145)
Total debt, net	$603,891	$9,000	$(242,410)	$380	$370,861
______________________

(1)	Deferred costs related to the term portion of the Credit Facility, as defined below.
Notes Payable
As of September 30, 2019, the fixed rate debt outstanding of $171.1 million included $21.7 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to November 2020. As of September 30, 2019, the fixed rate debt had a weighted average interest rate of 4.4%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $269.9 million as of September 30, 2019. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
Pursuant to the Purchase and Sale Agreement described in Note 4 — Real Estate Assets, total consideration for the sale of 18 industrial properties during the nine months ended September 30, 2019 included the assumption by the Purchaser of a $57.0 million loan on a property in Ruskin, Florida. In connection with the sale, the Company made principal repayments totaling $67.5 million on certain mortgage notes due to the disposition of the underlying properties, including the termination of an interest rate swap agreement on one property in Petersburg, Virginia prior to its maturity date.
Credit Facility
The Company has an amended, unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (the “Credit Agreement”), that provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan (the “Term Loan”) and up to $200.0 million in unsecured revolving loans (the “Revolving Loans”). During nine months ended September 30, 2019, the Company used proceeds from the sale of 18 industrial properties to pay down the remaining $110.0 million of the Revolving Loans.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”), multiplied by the statutory reserve rate (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.60% to 2.20%, or (ii) a base rate, ranging from 0.60% to 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of September 30, 2019, there were no amounts outstanding under the Revolving Loans, and the amount outstanding under the Term Loan totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 2.9%. As of September 30,

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

2019, the Company had $195.1 million in unused capacity under the Credit Facility, subject to borrowing availability. The Company had available borrowings of $21.0 million as of September 30, 2019.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $194.0 million plus (ii) 75% of the equity issued from the date of the Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and recourse debt at less than or equal to 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of September 30, 2019.
Maturities
As of September 30, 2019, the Company had $200.0 million of debt outstanding under the Credit Facility maturing on December 12, 2019 and $171.1 million of fixed rate debt maturing on various dates from March 2020 to November 2020. For the debt outstanding under the Credit Facility, the Company expects to enter into new financing arrangements in order to meet its debt obligations. For the fixed rate debt, the Company expects to use cash on hand or entering into new financing arrangements in order to meet its debt obligations, which management believes is probable based on the current loan-to-value ratios, the occupancy of the Company’s properties and assessment of the lending environment. The Company believes cash on hand, net cash provided by operations and the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2019 (in thousands):

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
Purchase Commitments
As of September 30, 2019, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one property, subject to meeting certain criteria, for an aggregate purchase price of $90.4 million, exclusive of closing costs. As of September 30, 2019, the Company had $2.0 million of property escrow deposits held by escrow agents in connection with the future property acquisition, which will be forfeited if the transaction is not completed under certain circumstances. The deposit is included in the accompanying condensed consolidated balance sheets in property escrow deposits, derivative assets, prepaid expenses and other assets. As of September 30, 2019, the escrow deposit had not been forfeited.
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
September 30, 2019 (Unaudited) – (Continued)

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
September 30, 2019 (Unaudited) – (Continued)

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
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Management will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Management will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CCI II Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2019 and 2018, no subordinated performance fees were incurred related to any such events.
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CCI II Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Distribution and stockholder servicing fees (1)	$52	$51	$152	$150
Acquisition fees and expenses	$670	$4	$837	$89
Disposition fees	$—	$—	$1,562	$—
Advisory fees and expenses	$1,487	$2,599	$5,777	$7,907
Operating expenses	$381	$379	$992	$1,128
______________________

(1)
Amounts are calculated in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $389,000 and $592,000 for the nine months ended September 30, 2019 and 2018, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Due to Affiliates
As of September 30, 2019 and December 31, 2018, $925,000 and $1.4 million, respectively, was recorded for services and expenses incurred, but not yet reimbursed, to CCI II Management or its affiliates. These amounts are primarily for advisory fees and operating expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
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
NOTE 11 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 388,000 are available for future grant as of September 30, 2019. On October 1, 2018, the Company granted awards of approximately 3,000 restricted Class A Shares to each of the independent members of the Board (approximately 12,000 restricted shares in aggregate) under the Plan, all of which fully vested on October 1, 2019 based on one year of continuous service. As of September 30, 2019, none of the restricted Class A Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 and $98,000 for the three and nine months ended September 30, 2019, respectively, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. All compensation expense related to these restricted Class A Shares was recognized ratably over the period of service prior to October 1, 2019.
NOTE 12 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company carefully reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company adopted ASU No. 2016-02, Leases, (Topic 842) (“ASU 2016-02”), using the optional alternative transition method and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of September 30, 2019, the leases had a weighted-average remaining term of 8.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

As of September 30, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2019	$14,348
2020	52,497
2021	53,106
2022	54,187
2023	53,106
Thereafter	240,724
Total	$467,968
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, as of December 31, 2018 (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2019	$88,057
2020	89,356
2021	90,568
2022	92,246
2023	90,332
Thereafter	407,391
Total	$857,950
Rental and other property income during the three and nine months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed rental and other property income (1)	$13,518	$23,417	$51,473	$70,231
Variable rental and other property income (2)	1,165	3,160	6,556	9,260
Total rental and other property income	$14,683	$26,577	$58,029	$79,491
______________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses.
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 3.0 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $170,000 in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $12,000 and $36,000 of ground lease expense during the three and nine months ended September 30, 2019, respectively, all of which was paid in cash during the period it was recognized. As of September 30, 2019, the Company’s schedule future minimum rental payments related to its operating ground lease is approximately $12,000 for the remainder of 2019, and $48,000 annually for 2020 through 2022 through the maturity date of the lease in October 2022.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

NOTE 13 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2019:
Redemption of Shares of Common Stock
Subsequent to September 30, 2019, the Company redeemed approximately 425,000 shares for $4.7 million at an average per share price of $11.03 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2019 to an amount equal to the net proceeds the Company received from the sale of shares pursuant to the DRIP Offering during the respective period. The remaining redemption requests received during the three months ended September 30, 2019, totaling approximately 3.4 million shares, went unfulfilled.
Acquisition of Real Estate Assets
Subsequent to September 30, 2019, the Company acquired two commercial properties for an aggregate purchase price of $129.6 million. The Company has not completed its initial purchase price allocation with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Assets in these condensed consolidated financial statements for these properties.

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
During the nine months ended September 30, 2019, we disposed of 18 industrial properties encompassing approximately 8.7 million gross rentable square feet. As of September 30, 2019, our portfolio consists of 18 office properties and one industrial property encompassing approximately 2.9 million gross rentable square feet. These assets are 99.9% leased with a weighted average lease term of 8.5 years and represent 17 tenant concepts and 11 industry sectors across 10 states. See Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties during the nine months ended September 30, 2019.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 99.9% of our rentable square feet was under lease as of September 30, 2019, with a weighted average remaining lease term of 8.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2019 Activity

•	Acquired one property for an aggregate purchase price of $33.0 million.

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

Portfolio Information
As of September 30, 2019, we owned 19 properties comprising 2.9 million rentable square feet of commercial space located in 10 states, which were 99.9% leased with a weighted average remaining lease term of 8.5 years. As of September 30, 2019, two of our tenants, Keurig Green Mountain, and Freeport-McMoRan, accounted for 22% and 17%, respectively, of our 2019 annualized rental income. As of September 30, 2019, we also had certain geographic concentrations in our property holdings. In particular, as of September 30, 2019, two of our properties were located in Arizona, two properties were located in Massachusetts, four properties were located in Texas, three properties were located in California, and two properties were located in Alabama which accounted for 22%, 22%, 16%, 10% and 10% of our 2019 annualized rental income, respectively. In addition, we had tenants in the wholesale, mining and natural resources, and manufacturing industries, which comprised 22%, 21% and 16%, respectively, of our 2019 annualized rental income.
The following table shows the property statistics of our real estate assets as of September 30, 2019 and 2018:

	As of September 30,
	2019	2018
Number of commercial properties	19	36
Rentable square feet (in thousands)	2,915	11,376
Percentage of rentable square feet leased	99.9%	100.0%
Percentage of investment-grade tenants (1)	54.0%	69.6%
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

The following table summarizes our real estate acquisition activity during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial properties acquired	1	—	1	—
Purchase price of acquired properties (in thousands)	$32,952	$—	$32,952	$—
Rentable square feet of acquired properties (in thousands)	115	—	115	—
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
Comparison of the Three Months Ended September 30, 2019 and 2018
A total of 18 properties were acquired before July 1, 2018 and represent our “same store” properties during the three months ended September 30, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after July 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$14,683	$26,577	$(11,894)	$14,630	$14,766	$(136)	$53	$11,811	$(11,758)

Property operating expenses	1,503	1,655	(152)	1,501	1,342	159	2	313	(311)
Real estate tax expenses	503	2,066	(1,563)	503	539	(36)	—	1,527	(1,527)
Total property operating expenses	2,006	3,721	(1,715)	2,004	1,881	123	2	1,840	(1,838)

Net operating income	$12,677	$22,856	$(10,179)	$12,626	$12,885	$(259)	$51	$9,971	$(9,920)

General and administrative expenses	$(1,237)	$(1,267)	$30
Advisory fees and expenses	(1,487)	(2,599)	1,112
Transaction-related expenses	(24)	(4)	(20)
Depreciation and amortization	(5,635)	(9,620)	3,985
Interest expense and other, net	(1,433)	(6,157)	4,724
Net income	$2,861	$3,209	$(348)
______________________

(1)	Includes income from properties disposed of subsequent to July 1, 2018.
Net Operating Income
Same store property net operating income decreased $259,000 during the three months ended September 30, 2019, as compared to the same period in 2018. The decrease was primarily due to increased repairs and maintenance at one property during the three months ended September 30, 2018.
Non-same store property net operating income decreased $9.9 million during the three months ended September 30, 2019, as compared to the same period in 2018. The decrease was primarily due to the disposition of 18 properties subsequent to the three months ended September 30, 2018. See Note 4 — Real Estate Assets to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties subsequent to the three months ended September 30, 2018.

General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, transfer agent fees, and professional and accounting fees.
General and administrative expenses remained consistent during the three months ended September 30, 2019 compared to the same period in 2018.
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
The decrease in advisory fees and expenses of $1.1 million during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in our average invested assets to $733.3 million for the three months ended September 30, 2019, compared to $1.3 billion during the same period in 2018, as a result of the sale of 18 properties subsequent to the three months ended September 30, 2018.
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
The increase in transaction-related expenses of $20,000 during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the acquisition of one property during the three months ended September 30, 2019, as discussed in Note 4 — Real Estate Assets.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $4.0 million during the three months ended September 30, 2019, respectively, as compared to the same period in 2018, was primarily due to the sale of 18 properties subsequent to the three months ended September 30, 2018, as discussed in Note 4 — Real Estate Assets.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $4.7 million during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in the average aggregate amount of debt outstanding to $371.1 million during the three months ended September 30, 2019, compared to an average outstanding debt balance of $600.0 million for the three months ended September 30, 2018, coupled with a decrease in the weighted average interest rate to 3.6% as of September 30, 2019, from 3.8% as of September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018
A total of 18 properties were acquired before January 1, 2018 and represent our “same store” properties during the nine months ended September 30, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$58,029	$79,491	$(21,462)	$44,139	$43,861	$278	$13,890	$35,630	$(21,740)

Property operating expenses	5,340	4,885	455	4,217	3,639	578	1,123	1,246	(123)
Real estate tax expenses	3,260	6,201	(2,941)	1,506	1,565	(59)	1,754	4,636	(2,882)
Total property operating expenses	8,600	11,086	(2,486)	5,723	5,204	519	2,877	5,882	(3,005)

Net operating income	$49,429	$68,405	$(18,976)	$38,416	$38,657	$(241)	$11,013	$29,748	$(18,735)

General and administrative expenses	$(3,702)	$(3,483)	$(219)
Advisory fees and expenses	(5,777)	(7,907)	2,130
Transaction-related expenses	(200)	(89)	(111)
Depreciation and amortization	(20,241)	(28,855)	8,614
Gain on disposition of real estate, net	119,978	—	119,978
Interest expense and other, net	(9,628)	(18,210)	8,582
Loss on extinguishment of debt	(570)	—	(570)
Net income	$129,289	$9,861	$119,428
______________________

(1)	Includes income from properties disposed of subsequent to January 1, 2018.
Net Operating Income
Same store property net operating income decreased $241,000 during the nine months ended September 30, 2019, as compared to the same period in 2018. The decrease was primarily due to increased repairs and maintenance at one property during the nine months ended September 30, 2019.
Non-same store property net operating income decreased $18.7 million during the nine months ended September 30, 2019, as compared to the same period in 2018. The decrease is primarily due to the disposition of 18 properties during the nine months ended September 30, 2019. See Note 4 — Real Estate Assets to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties during the nine months ended September 30, 2019.
General and Administrative Expenses
General and administrative expenses increased $219,000 during the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to increased legal fees and Board costs.
Advisory Fees and Expenses
The decrease in advisory fees and expenses of $2.1 million during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an decrease in our average invested assets to $960.1 million for the nine months ended September 30, 2019, compared to $1.3 billion during the same period in 2018, as a result of the sale of 18 properties during the nine months ended September 30, 2019.
Transaction-Related Expenses
The increase in transaction-related expenses of $111,000 during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the sale of 18 properties and the acquisition of one property during the nine months ended September 30, 2019, as discussed in Note 4 — Real Estate Assets.

Depreciation and Amortization
The decrease in depreciation and amortization expenses of $8.6 million during the nine months ended September 30, 2019, respectively, as compared to the same period in 2018, was primarily due to the sale of 18 properties during the nine months ended September 30, 2019, as discussed in Note 4 — Real Estate Assets.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $120.0 million for the nine months ended September 30, 2019. The gain recorded was due to the disposition of 18 industrial properties during the nine months ended September 30, 2019. No dispositions occurred during the nine months ended September 30, 2018.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $8.6 million during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due a decrease in the average aggregate amount of debt outstanding to $449.6 million during the nine months ended September 30, 2019, compared to an average outstanding debt balance of $599.5 million for the nine months ended September 30, 2018, coupled with a decrease in the weighted average interest rate to 3.6% as of September 30, 2019, from 3.8% as of September 30, 2018.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $570,000 for the nine months ended September 30, 2019 in connection with the disposition of underlying properties during the period. No dispositions occurred during the nine months ended September 30, 2018.
Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
January 14, 2014	March 31, 2014	$0.001643836
April 1, 2014	December 31, 2015	$0.0017260274
January 1, 2016	December 31, 2016	$0.0017213115
January 1, 2017	December 31, 2019	$0.001726027
January 1, 2020	March 31, 2020	$0.001721311
______________________

(1)	Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of September 30, 2019, we had distributions payable of $3.5 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30,
	2019			2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$16,876		53%	$15,584	49%
Distributions reinvested	14,835		47%	16,138	51%
Total distributions	$31,711		100%	$31,722	100%
Sources of distributions:
Net cash provided by operating activities (1)	$31,007	(2)	98%	$31,722	100%
Proceeds from issuance of common stock	704	(3)	2%	$—	—%
Total sources	$31,711		100%	$31,722	100%
______________________

(1)	Net cash provided by operating activities for the nine months ended September 30, 2019 and 2018 was $23.3 million and $36.9 million, respectively.

(2)	Our distributions covered by cash flows from operating activities included cash flows from prior periods of $7.7 million.

(3)
In accordance with GAAP, certain real estate acquisition-related fees and expenses, such as expenses and fees incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore reduce net cash flows from operating activities. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2019 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in those prior periods.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations, including a one-year holding period. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 3.4 million shares for $37.3 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended September 30, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2019, to shares issued pursuant to the DRIP Offering during the respective period. During the nine months ended September 30, 2019, we received valid redemption requests under our share redemption program totaling approximately 9.7 million shares, of which we redeemed approximately 910,000 shares as of September 30, 2019 for $10.0 million at an average redemption price of $11.02 per share, and 425,000 shares subsequent to September 30, 2019 for $4.7 million at an average redemption price of $11.03 per share. The remaining redemption requests relating to approximately 8.4 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP Offering.
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
Our Credit Facility provides for borrowings of up to $400.0 million, which includes a $200.0 million unsecured term loan and up to $200.0 million in revolving loans. As of September 30, 2019, we had $195.1 million in unused capacity under the Credit Facility, subject to borrowing availability. The Company had available borrowings of $21.0 million as of September 30, 2019. Our Credit Facility is due to mature on December 12, 2019. As of September 30, 2019, we also had cash and cash equivalents of $339.0 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, redemptions, certain capital expenditures, and interest and principal on current and any future debt financings, including principal repayments of $293.2 million due within the next 12 months. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders. With respect to the Credit Facility due to mature on December 12, 2019, we expect to use cash on hand or enter into new financing arrangements in order to meet our debt obligations, which management believes is probable based on the current loan-to-value ratios, the occupancy of our properties and assessment of the lending environment. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
In connection with the disposition of 18 individual properties during the nine months ended September 30, 2019, total consideration included the assumption by the Purchaser of a $57.0 million loan on a property in Ruskin, Florida. We used net sale proceeds from the Closing to pay down $110.0 million of the Revolving Loans. Additionally, we made principal repayments totaling $67.5 million on certain mortgage notes due to the disposition of the underlying properties, including the early termination of an interest rate swap agreement. Management intends to use the remaining proceeds from the Closing to, among other things, acquire additional high-quality net-lease properties in furtherance of our investment objectives, satisfy potential income tax provisions that may arise in the future, and for other general corporate purposes. While we cannot assure you that the proceeds from the Closing that we intend to redeploy into net-lease properties can be undertaken on advantageous terms or timing, we believe that we are well-positioned to meet our investment objectives based on our portfolio’s diversification, overall credit quality and tenant roster.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of capital expenditures, operating expenses, distributions to, and redemptions by, stockholders, interest and principal on any current and future indebtedness and future property acquisitions. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations, secured or unsecured borrowings from banks and other lenders, and the DRIP Offering.
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
Contractual Obligations
As of September 30, 2019, we had debt outstanding with a carrying value of $371.1 million and a weighted average interest rate of 3.6%. See Note 7 — Credit Facility and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$171,065	$93,170	$77,895	$—	$—
Interest payments – fixed rate debt (2)	5,781	5,493	288	—	—
Principal payments – Credit Facility	200,000	200,000	—	—	—
Interest payments – Credit Facility (3)	1,144	1,144	—	—	—
Total	$377,990	$299,807	$78,183	$—	$—
______________________

(1)	The table does not include amounts due to CCI II Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2019, we had $21.7 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 2.9% as of September 30, 2019, which is the fixed rate under the interest rate swap agreement. There were no amounts outstanding for the Revolving Loans as of September 30, 2019.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CCI II Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of September 30, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 53.8% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 48.7%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2019 through September 30, 2019, is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 4.6%.
The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2019 (dollar amounts in thousands):

Balance as of September 30, 2019
Credit facility and notes payable, net	$370,861
Deferred costs (1)	204
Less: Cash and cash equivalents	(339,038)
Net debt	$32,027
Gross real estate assets, net (2)	$689,927
Net debt leverage ratio	4.6%
______________________

(1)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.

(2)	Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $13.5 million for the nine months ended September 30, 2019, as compared to the same period in 2018. The change was primarily due to lower net income after non-cash adjustments due to the disposition of 18 properties during the nine months ended September 30, 2019. See “ — Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased by $526.0 million for the nine months ended September 30, 2019, as compared to the same period in 2018. The change was primarily due to proceeds from real estate dispositions in connection with the sale of 18 individual properties, offset by one property acquisition during the nine months ended September 30, 2019.
Financing Activities. Net cash used in financing activities increased by $176.6 million for the nine months ended September 30, 2019, compared to the same period in 2018. The change resulted primarily from repayments on the Credit Facility in connection with the sale of 18 individual properties during the nine months ended September 30, 2019.

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
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI II Management or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, distribution and stockholder servicing fees, and reimbursement of certain operating costs. See Note 9 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT V, a director of CCIT III, CMFT and CIM Income NAV, and president and treasurer of CCI II Management. One of our directors, Richard S. Ressler, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT, CCIT III and CIM Income NAV, and is a vice president of CCI II Management. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director for CIM Income NAV, CCPT V and CMFT. One of our independent directors, Calvin E. Hollis, also serves as a director of CCPT V. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CCI II Management and is an officer of certain of its affiliates. In addition, affiliates of CCI II Management act as an advisor to CMFT, CCPT V, CIM Income NAV and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CCI II Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of September 30, 2019 and December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2019, we did not have any variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are not exposed to interest rate changes in LIBOR.
As of September 30, 2019, we had two interest rate swap agreements outstanding, which mature on various dates from December 2019 to March 2020, with an aggregate notional amount of $221.7 million and an aggregate fair value of the net derivative asset of $278,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2019, an increase of 50 basis points in interest rates would result in a net change of $180,000 to the fair value of the net derivative asset, resulting in a net derivative asset of $458,000. A decrease of 50 basis points in interest rates would result in a net change of $180,000 to the fair value of the net derivative asset, resulting in a net derivative asset of $98,000. See Note 6 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of September 30, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have variable rate debt outstanding under our Credit Facility and interest rate swap agreements maturing on various dates from December 2019 to March 2020, as discussed further above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Board has adopted a share redemption program that permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations described in the Registration Statement. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate the share redemption program at any time upon 30 days’ notice. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 3.4 million shares for $37.3 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended September 30, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2019, to shares issued pursuant to the DRIP Offering during the respective period. The estimated per share NAV of $11.03 determined by the Board as of December 31, 2018 serves as the most recent estimated value for purposes of the share redemption program, effective March 25, 2019, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2019, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 – July 31, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
August 1, 2019 – August 31, 2019
Class A Shares	443,645	$11.02	443,645	(1)
Class T Shares	6,988	$10.90	6,988	(1)
September 1, 2019 – September 30, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	450,633		450,633	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: November 13, 2019