Form 10-K
period 2019-12-31
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2020-03-30
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-55436
 COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
(Exact name of registrant as specified in its charter)

Maryland	46-2218486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2398 East Camelback Road, 4th Floor Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 64.7 million shares of Class A common stock and 2.6 million shares of Class T common stock held by non-affiliates for an aggregate market value of $742.2 million, assuming a market value as of that date of $11.03 per share of Class A common stock and Class T common stock, the most recent estimated per share net asset value of the registrant’s Class A common stock and Class T common stock established by the registrant’s board of directors in effect as of that date. Effective March 30, 2020, the estimated per share net asset value of the registrant’s Class A common stock and Class T common stock as of December 31, 2019 is $10.06 per share.
As of March 16, 2020, there were approximately 64.7 million shares of Class A common stock and 2.6 million shares of Class T common stock, par value per share of $0.01 each, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Office & Industrial REIT (CCIT II), Inc. Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties, and we may suffer delays or be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We are subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are subject to risks associated with the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.
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
General Description of the Business and Operations
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company,” “we,” “our” or “us”) is a non-exchange traded REIT formed as a Maryland corporation on February 26, 2013. We elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. We primarily acquire commercial real estate assets primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term “net leases”, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. As of December 31, 2019, we owned 24 properties comprising approximately 3.7 million rentable square feet of commercial space located in 12 states, which were 99.8% leased.
Substantially all of our business is conducted through our operating partnership, Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”), of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests.
We are externally managed by Cole Corporate Income Management II, LLC, a Delaware limited liability company (“CCI II Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois and Phoenix, Arizona. We have no paid employees and rely upon our advisor (as discussed below) and its affiliates to provide substantially all of our day-to-day management. Pursuant to an advisory agreement with us, CCI II Management is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CCI II Management has fiduciary obligations to us and our stockholders. Our advisory agreement with CCI II Management is for a one-year term and is considered for renewal on an annual basis by our board of directors (our “Board”).
CCO Group, LLC owns and controls CCI II Management, our advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), our dealer manager, and CREI Advisors, LLC (“CREI Advisors”), our property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as our sponsor and as a sponsor to CIM Real Estate Finance Trust, Inc. (formerly known as Cole Credit Property Trust IV, Inc.) (“CMFT”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and CIM Income NAV, Inc. (“CIM Income NAV”).
On September 17, 2013, we commenced our initial public offering (the “Offering”) on a “best efforts” basis, initially offering up to $2.5 billion in shares of a single class of common stock (referred to as Class A Shares) in the primary offering at a price of $10.00 per share, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $9.50 per share.
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
We ceased issuing shares in the Offering on September 17, 2016 and had sold a total of $678.0 million of Class A Shares and Class T Shares, including $651.3 million of Class A Shares and Class T Shares sold to the public pursuant to the primary portion of the Offering and $26.7 million of Class A Shares and Class T Shares sold pursuant to the DRIP. The unsold Class A Shares and Class T Shares of $2.3 billion in the aggregate were subsequently deregistered. In addition, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the Amended and Restated DRIP pursuant to a Registration Statement on Form S-3 (Registration No. 333-213306), which was filed with the SEC on August 25, 2016 and automatically became effective with the SEC upon filing (the “DRIP Offering”, and together with the Offering, the “Offerings”).
Our Board establishes an estimated per share NAV of the Company’s common stock for purposes of assisting broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. The following table summarizes the estimated per share NAV of both classes of our common stock for the periods indicated below:

Valuation Date		Period Commencing	Period Ending	NAV per Share
				Class A Shares	Class T Shares
February 29, 2016		April 11, 2016	March 27, 2017	$10.00	$10.00
December 31, 2016		March 28, 2017	March 27, 2018	$10.32	$10.32
December 31, 2017		March 28, 2018	March 24, 2019	$10.58	$10.58
December 31, 2018		March 25, 2019	December 29, 2019	$11.03	$11.03
December 23, 2019	(1)	December 30, 2019	March 29, 2020	$10.00	$10.00
December 31, 2019		March 30, 2020	—	$10.06	$10.06
(1) On December 23, 2019, our Board authorized the declaration of a distribution of $1.03 per share (the “2019 Distribution”) on our Class A Shares and Class T Shares to all stockholders of record of such shares as of the close of business on December 30, 2019. The 2019 Distribution was paid on January 15, 2020. We designated the 2019 Distribution as a special distribution, which represents a portion of the proceeds from the sale of 18 industrial properties on April 9, 2019, as discussed in Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K. As a result, the estimated per share NAV of $11.03 for both Class A Shares and Class T Shares determined by our Board on March 19, 2019 was reduced by the amount of the per share 2019 Distribution to an estimated per share NAV of $10.00 for both Class A Shares and Class T Shares effective December 30, 2019. The estimated per share NAV of $10.00 for both Class A Shares and Class T Shares only reflects the reduction from the estimated per share NAV determined on March 19, 2019 that resulted from the declaration of the 2019 Distribution and is not indicative of a new valuation of our assets and liabilities.
We have issued and will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by our Board. Commencing on March 30, 2020, following our Board’s determination of an updated estimated per share NAV on March 26, 2020, distributions will be reinvested under the DRIP Offering at a price of $10.06 per share for both Class A Shares and Class T Shares, the estimated per share NAV as of December 31, 2019, as determined by our Board. Additionally, $10.06 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program. See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
As of December 31, 2019, we had issued approximately 73.8 million shares of common stock in the Offerings, including 9.3 million shares issued in the DRIP Offering, for gross offering proceeds of $746.2 million ($718.0 million in Class A Shares and $28.2 million in Class T Shares) before offering costs, selling commissions and dealer manager fees of $66.2 million. In addition, we paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $682,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of$292,000.

Investment Strategy and Objectives
Our primary investment objectives are:

•	to acquire necessity office and industrial properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flows;

•	to provide reasonably stable, current income for stockholders through the payment of cash distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.
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
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offerings that may be used to a acquire a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties. We will not forgo a high quality asset because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.

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
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CCI II Management applies a well-established underwriting process to determine the creditworthiness of potential tenants. We consider a tenant to be creditworthy if we believe that the tenant has sufficient assets, cash flow generation and stability of operations to meet its obligations under the lease. Similarly, CCI II Management applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, creditworthy entities having high net worth and operating income. CCI II Management’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flows, business plans, data provided by industry credit rating services, and/or other information CCI II Management may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CCI II Management. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CCI II Management will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with such company’s senior management to discuss the company’s business plan and strategy.
When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better, a credit rating by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.
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
We have and may continue to enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we are obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion.
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
In the event we enter into a joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored or operated by CIM or CCO Group, CCI II Management’s officers, key persons and affiliates may have conflicts of interest. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CCI II Management’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of CCI II Management’s officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and CIM or any other real estate programs sponsored or operated by CIM or CCO Group would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our contribution to the joint venture.
We may enter into joint ventures with CIM, other real estate programs sponsored or operated by CIM, CCO Group, CCI II Management, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.
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
Other Possible Investments
Although we have acquired and expect to continue to acquire primarily real estate assets, our portfolio may also include other real estate-related assets, such as commercial mortgage, mezzanine and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector; however, we do not intend for such real estate-related assets to constitute a significant portion of our asset portfolio; and we will evaluate our assets to ensure that any such investments do not cause us to lose our qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or cause our advisor to have assets under management that could require our advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended. We may make adjustments to our target portfolio based on real estate market conditions, capital raised, financing secured and investment opportunities. Thus, to the extent that CCI II Management presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our Board has broad discretion to change our investment policies in order for us to achieve our investment objectives.
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
We generally do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by a certified independent appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with CCO Group, CCI II Management, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support our determination of fair market value.

We may invest in commercial mortgage loans, mezzanine loans and other loans related to commercial real estate assets. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CCO Group, CCI II Management, any of our directors or any of its or our affiliates. Commercial mortgage loans are loans secured by a first mortgage lien on commercial properties providing mortgage financing to commercial property developers or owners. These investments may include whole loan participations and/or pari passu participations within such loans. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. We may also opportunistically invest in or originate other commercial real estate-related debt instruments such as subordinated mortgage interests, preferred equity, note financing, unsecured loans to owners and operators of real estate assets, and secured real estate securities such as commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized loan obligations (“CRE CLOs”). We may also invest in or originate certain syndicated corporate loans, often but not necessarily of real estate operating or finance companies.
In evaluating prospective loan investments, CCI II Management will consider factors such as the following:
•the condition and use of the property;
•current and projected cash flows of the property;
•expected levels of rental and occupancy rates;
•potential for rent increases;
•the property’s income-producing capacity;
•the property’s potential for capital appreciation;
•the ratio of the investment amount to the underlying property’s value;
•the degree of liquidity of the investment;
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
We do not have any other policies directing the portion of our assets that may be invested in mezzanine loans or other types of loans we may invest in. However, we recognize that these types of loans may be more subject to risk than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. CCI II Management will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.
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
Investment in Other Real Estate-Related Securities. To the extent permitted by Section V.D.2 of the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), and subject to the limitations set forth in our Charter, we may invest in common and preferred real estate-

related equity securities of both publicly traded and private real estate companies. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
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
Borrowing Policies
CCI II Management believes that utilizing borrowings to make acquisitions is consistent with our investment objective of maximizing the return to stockholders. By operating on a leveraged basis, we have more funds available for acquiring properties. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio. At the same time, CCI II Management believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our Charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CCI II Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. CCI II Management intends to target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 used to determine our estimated per share NAV as of such date, and for those assets acquired from January 1, 2019 through December 31, 2019, is based on the purchase price. As of December 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 40.1% (29.0% including adjustments to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 37.2%.
CCI II Management uses its best efforts to obtain financing on the most favorable terms available to us. CCI II Management has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our Board. Under certain limited circumstances, lenders may have recourse to assets not securing the repayment of the indebtedness. CCI II Management may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive asset becomes available and the proceeds from the refinancing can be used to purchase such asset. The benefits of the refinancing may include increased cash flows resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
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

Disposition Policies
We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flows, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. During the year ended December 31, 2019, we sold 18 properties for total consideration of $624.7 million, resulting in net proceeds of $489.5 million and a gain of $120.0 million.
Acquisition of Properties from Affiliates of CCI II Management
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CCI II Management, including properties acquired from affiliates of CCI II Management engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CCI II Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CCI II Management, including property developed by an affiliate of CCI II Management as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CCI II Management may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2019, we did not purchase any properties from affiliates of CCI II Management.
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
Interests in Other Real Estate Programs and Other Concurrent Offerings
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT V, and a director of CCIT III, CMFT and CIM Income NAV. Richard S. Ressler, one of our directors, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT, CCIT III and CIM Income NAV. Another one of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CIM Income NAV, CCPT V and CMFT. One of our independent directors, Calvin E. Hollis, also serves as a director of CCPT V. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CCI II Management and is an officer of certain of its affiliates. In addition, affiliates of CCI II Management act as advisors to CMFT, CCPT V, CIM Income NAV and/or CCIT III, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CCIT III, like us, focuses primarily on the office and industrial sectors, while CMFT and CCPT V focus primarily on the retail sector and CIM Income NAV focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CMFT’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014 and terminated on August 1, 2017. CCPT V’s follow-on offering of up to $1.5 billion in shares of common stock was declared effective by the SEC on August 1, 2017. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016. CIM Income NAV’s offerings of up to $4.0 billion in shares of common stock were declared effective by the SEC on December 6, 2011, August 26, 2013 and February 10, 2017. CCIT III, CMFT and CCPT V are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K.
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
Property acquisition opportunities will be allocated among the real estate programs sponsored by CCO Group pursuant to an asset allocation policy. In the event that an acquisition opportunity has been identified that may be suitable for one or more of the other programs sponsored by CCO Group, and for which more than one of such entities has sufficient uninvested funds, then an allocation committee, which is comprised of employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
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
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the acquisition opportunity, the Allocation Committee may determine that another program sponsored by CCO Group will be allocated the acquisition opportunity. Our Board has a duty to ensure that the method used for the allocation of the acquisition of properties by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.
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
Other Activities of CCI II Management and Its Affiliates
We rely on our advisor, CCI II Management, for the day-to-day operation of our business. As a result of the interests of certain members of this entity’s management in CIM or its affiliates, and/or other real estate programs sponsored by CCO Group, and the fact that such persons also are engaged, and will continue to engage, in other business activities, CIM, our advisor and their respective officers, key persons and affiliates may have conflicts of interest in allocating their time and resources among us, CIM, its affiliates and other real estate programs sponsored by CCO Group, as applicable. However, our advisor believes that it, CIM and their respective affiliates, have sufficient personnel to discharge fully their responsibilities to all of the other programs sponsored or operated by CIM, CCO Group or their respective affiliates, and the other ventures in which they are involved.
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as the chairman of the board, chief executive officer and president of CCPT V, and a director of CCIT III, CMFT and CIM Income NAV, is president and treasurer of CCI II Management. One of our directors, Richard S. Ressler, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as the chairman of the board, chief executive officer and president of CCIT III, CMFT and CIM Income NAV, is vice president of CCI II Management. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CCI II Management and is an officer of certain of its affiliates. As a result, Messrs. Shemesh, Ressler and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCO Capital, our dealer manager for the Offering, is an affiliate of CCI II Management, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.
Property Manager
Our properties are, and we anticipate that substantially all the properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of CCI II Management, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by CCO Group, some of which may be in competition with our properties.
Receipt of Fees and Other Compensation by CCI II Management and Its Affiliates
We have incurred, and expect to continue to incur, fees and expenses payable to CCI II Management and its affiliates in connection with the acquisition and management of our assets, including acquisition and advisory fees, acquisition expenses and operating expenses.
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related asset, will likely result in the receipt of fees and other compensation by CCI II Management and its affiliates, including acquisition and advisory fees, disposition fees and/or the possibility of subordinated performance fees. Subject to oversight by our Board, CCI II Management will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CCI II Management may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the acquisition and payable to CCI II Management and its affiliates regardless of the quality of the properties acquired. The advisory fees are based on the estimated value of our assets which were acquired prior to the “as of” date of the most recent estimated per share NAV and are based on the costs of the assets acquired subsequent to the date of the most recent estimated per share NAV. Basing acquisition fees and advisory fees on the cost or estimated value of our assets may influence CCI II Management’s decisions relating to property acquisitions.
Employees
We have no direct employees. The employees of CCI II Management and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, stockholder relations and administration. The employees of CCO Capital, our dealer manager, provided wholesale brokerage services during the Offering.
We are dependent on CCI II Management and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.

We reimburse CCI II Management and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and stockholder relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2019, 2018 and 2017, $2.1 million, $2.3 million and $2.3 million, respectively, were recorded for reimbursement of services provided by CCI II Management and its affiliates in connection with the operating and financing of our assets. No amounts were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering during the years ended December 31, 2019, 2018 and 2017.
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
Property Concentrations
As of December 31, 2019, two tenants accounted for greater than 10% of our annualized rental income: Keurig Green Mountain (16%), and Freeport-McMoRan (13%). We also had certain geographic concentrations in our property holdings. As of December 31, 2019, we had properties in four states with respective annualized rental income greater than 10% of our 2019 total annualized rental income: California (20%), Massachusetts (20%) Arizona (16%) and Texas (11%). In addition, we had tenants in three industries with respective annualized rental income greater than 10% of our 2019 total annualized rental income: manufacturing (18%), wholesale (16%), and mining and natural resources (16%).
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
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are significant and quantifiable but that the acquisition will yield a superior risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring in determining the purchase price. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our results of operations, financial condition or liquidity.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We also file registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with any of our offerings with the SEC. Copies of our filings with the SEC are available on our sponsor’s website, http://www.cimgroup.com, free of charge. The information on our sponsor’s website is not incorporated by reference into this Annual Report on Form 10-K. Copies of our filings with the SEC may also be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. For the past nine quarters, quarterly redemptions have been honored on a pro rata basis, as we have exceeded the redemption limits described above. Our Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the amount they invested or the fair market value of their shares.
Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the valuation committee of our Board, which is comprised solely of independent directors, our Board, including all of its independent directors, approves and establishes at least annually an updated estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this updated estimated per share NAV to assist broker-dealers that participated in the Company’s initial public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231.
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

When determining the estimated per share NAV, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. However, pursuant to the rules of FINRA, the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice.

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
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on cash flows from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting acquisitions for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flows from operations to fund distributions required to maintain our REIT status.
We have paid, and may continue to pay, some or all of our distributions from sources other than cash flows from operations, including borrowings and proceeds from asset sales, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock. Additionally, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
To the extent that cash flows from operations have been or are insufficient to fully cover our distributions to our stockholders, we have paid, and may in the future pay, some or all of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flows from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
Because the amount we pay in distributions may exceed our earnings and our cash flows from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flows from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2019			2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$22,851		54%	$20,926	50%
Distributions reinvested	19,388		46%	21,330	50%
Total distributions	$42,239		100%	$42,256	100%
Source of distributions:
Net cash provided by operating activities (1)	$42,239	(2)	100%	$42,256	100%
____________________________________

(1)	Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $35.4 million and $48.7 million, respectively.

(2)	Our distributions covered by cash flows from operating activities included cash flows from prior periods of $6.8 million.
We have experienced losses in the past, and we may experience additional losses in the future.
We have experienced net losses in the past (calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
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

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the mortgage loan financing documents applicable to the property, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

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
Cybersecurity risks and cyber incidents may adversely affect our business in the event we or the Advisor, our transfer agent or any other party that provides us with essential services experiences cyber incidents, including system failures, or has a deficiency in cybersecurity that causes a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
We, as well as the Advisor, our transfer agent and other parties that provide us with services essential to our operations, are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flows, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. There also may be liability for any stolen assets or misappropriated Company funds or confidential information. Any material adverse effect experienced by the Advisor, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
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
CMFT, CCPT V, CCIT III, CIM Income NAV, and CIM and its affiliates may have investment objectives, strategy and criteria, including targeted asset types, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets, including mortgage loans, at the same time as CIM or its affiliates, or one or more of the other real estate programs sponsored by CCO Group or its affiliates. Certain of our executive officers and certain officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored by CCO Group or its affiliates, the general partners of other private investment programs sponsored by CCO Group or its affiliates and/or the advisors or fiduciaries of other real estate programs sponsored by CCO Group or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by CCO Group or its affiliates.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates, or other real estate programs sponsored by CCO Group or its affiliates own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT V, and a director of CCIT III, CMFT and CIM Income NAV. Furthermore, Richard S. Ressler, one of our directors, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT III, CMFT and CIM Income NAV. Another one of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director for CIM Income NAV, CCPT V and CMFT. One of our independent directors, Calvin E. Hollis, also serves as a director of CCPT V. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CCI II Management and is an officer of certain of its affiliates. In addition, affiliates of CCI II Management act as advisors to CMFT, CCPT V, CIM Income NAV and/or CCIT III, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CCIT III, like us, focuses primarily on the office and industrial sectors, while CMFT and CCPT V focus primarily on the retail sector and CIM Income NAV focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
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
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on our business.

Risks Related to Our Corporate Structure
Our Charter permits our Board to authorize the issuance of stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our Charter permits our Board to authorize the issuance of up to 500,000,000 shares of stock, of which (i) 245,000,000 shares are designated as Class A common stock, (ii) 245,000,000 shares are designated as Class T common stock, and (iii) 10,000,000 shares are classified as preferred stock. In addition, our Board, without any action by our stockholders, may amend our Charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our Board could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
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
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the Charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any acquisition of shares of our stock by CCO Group, LLC or any affiliate of CCO Group, LLC. This provision may be amended or eliminated at any time in the future. If this provision were amended or eliminated, this statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our Charter authorizes 500,000,000 shares of stock, of which 245,000,000 shares are designated as Class A common stock, 245,000,000 shares are designated as Class T common stock, and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our Board may amend our Charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Our stockholders will suffer dilution of their equity investment in us in the event that we (1) continue to issue shares pursuant to our DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CCO Group, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
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

General Risks Related to Real Estate Assets
Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties, and could have a significant negative impact on us.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•
changes in international, national or local economic or geographic conditions (including as a result of the outbreak of the novel strain of coronavirus (“COVID-19”) that began in the fourth quarter of 2019);

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
The outbreak of COVID-19 that began in the fourth quarter of 2019 has led to an economic slowdown in the United States and could likely lead to a recession. During periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak will exacerbate the negative impacts that a slow down or recession will have on us. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions to our stockholders may be significantly negatively impacted.
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
We cannot assure our stockholders that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that become vacant could be difficult to re-lease or sell. We have and may continue to experience vacancies either by the default of a tenant under its lease or the expiration of one of our leases. We typically must incur all of the costs of ownership for a property that is vacant. Upon or pending the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues and increased costs, resulting in less cash available for distribution to our stockholders and unitholders of CCI II OP. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to tenant, industry and geographic concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
As of December 31, 2019, we had derived approximately:

•	16% and 13% of our 2019 annualized rental income from Keurig Green Mountain and Freeport-McMoRan, respectively;

•	20%, 20%, 16% and 11% of our 2019 annualized rental income from tenants in California, Massachusetts, Arizona and Texas, respectively; and

•	18%, 16% and 16% of our 2019 annualized rental income from tenants in the manufacturing, wholesale, and mining and natural resources industries, respectively.
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
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our assets.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback might be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flows and the amount available for distributions to our stockholders.
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
In connection with the acquisition of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by earthquakes, riots or acts of war because such losses may be either uninsurable or not economically insurable. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.

We may be unable to secure funds for future leasing commissions, tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the net proceeds from the Offerings to buy real estate and real estate-related assets and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flows from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our assets may generate lower cash flows or decline in value, or both.
We may be unable to successfully expand our operations into new markets.
Each of the risks described in the previous risk factors that are applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our assets in new markets. If we are unsuccessful in expanding into new markets, it could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
Real estate assets are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be favorable. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
 Some of our leases may not contain rental increases over time, or the rental increases may be less than the fair market rate at a future point in time. When that is the case, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property or the price that could be obtained if the rental was at the then-current market rate.
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
As of December 31, 2019, approximately 40.1% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flows from operations.
Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property or may require us to maintain specified debt levels for a period of years on some properties.
 A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance. If a property is subject to a lock-out provision, we may be materially restricted from or delayed in selling or otherwise disposing of or refinancing such property. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change of control even though that disposition or change of control might be in the best interests of our stockholders.

Increased operating expenses could reduce cash flows from operations and funds available to acquire properties or make distributions.
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

•
Real Estate Markets — The properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

Real estate-related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants could have a materially adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
We may engage in build-to-suit programs and the acquisition of properties under development. In connection with these acquisitions, we will enter into purchase and sale arrangements with sellers or developers of suitable properties under development or construction. In such cases, we are generally obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. We may also engage in development and construction activities involving existing properties, including the expansion of existing facilities (typically at the request of a tenant) or the development or build-out of vacant space at office and industrial properties. We may advance significant amounts in connection with certain development projects.
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
If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the breached agreement or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our asset. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our assets could suffer.
We may deploy capital in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental and land use concerns of governmental entities and/or community groups.
If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other acquisitions.
In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and normally is credited against the purchase price if the property is purchased. If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other acquisitions.
Competition with third parties in acquiring, leasing or selling properties and other assets may reduce our profitability and the return on our stockholders’ investment.
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
Terrorist attacks, acts of violence or war or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
The strength and profitability of our business depends on demand for and the value of our properties. Terrorist attacks, acts of war and public health crises (including the recent COVID-19 outbreak) may result in declining economic activity, which could harm the demand for and the value of our properties and may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks or acts of war. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, or public health crisis (such as the COVID-19 outbreak) could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Pandemics or other health crises may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent COVID-19 outbreak.
The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause or require, in the case of a quarantine or shutdown, employees or customers to avoid our properties, which could adversely affect our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could cause the temporary closure or slowdown of our tenants’ businesses, which could severely disrupt their operations, have a material adverse effect on our business, financial condition and results of operations and affect their ability to pay rent on a timely basis.
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
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows from operations.
In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Changes in accounting standards may adversely impact our financial condition and/or results of operations.
We are subject to the rules and regulations of the Financial Accounting Standards Board related to GAAP. Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and/or results of operations. Also, to the extent that public companies in the United States would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards instead of the current GAAP, this change in accounting standards could materially affect our financial condition or results of operations.
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

In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local earthquake, fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.
Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of our stockholders’ investment.
We have acquired real estate and other real estate-related assets by borrowing new funds. In addition, we have incurred mortgage debt and pledged some of our real properties as security for that debt to obtain funds to acquire additional real properties and other assets and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to stockholders. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our Charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines and our Charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2019 through December 31, 2019, fair market value is based on the purchase price.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flows are sufficient to service the mortgage debt. However, if there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on a property, the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our qualification as a REIT. We may give full or partial guarantees to lenders of recourse mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity and with respect to any such property that is vacant, potentially be responsible for any property-related costs such as real estate taxes, insurance and maintenance, which costs will likely increase if the lender does not timely exercise its remedies. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.
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
The capital and credit markets have experienced extreme volatility and disruption as a result of the global outbreak of COVID-19. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

•	general market conditions;

•	government action or regulation, including changes in tax law;

•	the market’s perception of our future growth potential;

•	the extent of stockholder interest;

•	analyst reports about us and the REIT industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	our current debt levels and changes in our credit ratings, if any;

•	our current and expected future earnings; and

•	our cash flows and cash distributions, including our ability to satisfy the dividend requirements applicable to REITs.
If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations and commitments as they mature or make any new acquisitions.
High interest rates may make it difficult for us to finance or refinance assets, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
We run the risk of being unable to finance or refinance our assets on favorable terms or at all. If interest rates are high when we desire to mortgage our assets or when existing loans come due and the assets need to be refinanced, we may not be able to, or may choose not to, finance the assets and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our assets could reduce the number of assets we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to our stockholders. Higher costs of capital also could negatively impact our operating cash flows and returns on our assets.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. To the extent that we incur variable rate debt and do not hedge our exposure thereunder, increases in interest rates would increase the amounts payable under such indebtedness, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.
We may not be able to generate sufficient cash flows to meet our debt service obligations.
Our ability to make payments on and to refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash. To a certain extent, our cash flows are subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.
We cannot assure our stockholders that our business will generate sufficient cash flows from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
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
As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flows from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
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
We are currently taxed as a REIT under the Internal Revenue Code. Our ability to maintain our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income, and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to continue to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for the acquisition of assets or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some assets in order to pay the applicable tax. Our failure to continue to qualify as a REIT would adversely affect the return on our stockholders’ investment.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.
Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including CCI II OP, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including CCI II OP, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forgo disposition opportunities that would otherwise be advantageous if we were not a REIT. As of December 31, 2019, our dispositions were not subject to the prohibited transaction tax.
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
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, our stockholders may be treated, for U.S. federal tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause our stockholders to be subject to additional income tax liability. Unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability arising as a result of the distributions reinvested in our shares.
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
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act made major changes to the Internal Revenue Code, including a number of provisions of the Internal Revenue Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
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
Mezzanine loans may not qualify as real estate assets and could adversely affect our status as a REIT.
We may invest in mezzanine loans, for which the IRS has provided a safe harbor, but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, the IRS will treat the mezzanine loan as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. To the extent that any mezzanine loans do not meet all of the requirements for reliance on the safe harbor, such loans may not be real estate assets and could adversely affect our qualification as a REIT.
To maintain our qualification as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to maintain our qualification as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. Further, to maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a taxable REIT subsidiary (“TRS”)) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
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
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be negatively impacted, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
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
Distributions to tax-exempt stockholders may be classified as unrelated business taxable income.
If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold shares of our common stock or (3) a holder of shares of our common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to U.S. federal income tax as UBTI under the Internal Revenue Code.
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
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” for purposes of investing in “plan assets” subject to ERISA’s requirements. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability of, any exemption relief.
If stockholders invest in our common stock through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If stockholders invest in our common stock with assets of a retirement plan or IRA, federal law may require them to withdraw required minimum distributions from such plan or account in the future. Our common stock will be highly illiquid, and our share redemption program only offers limited liquidity. If stockholders require liquidity, they may generally sell their shares, but such sale may be at a price less than the price at which they initially purchased their common stock. If stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.

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
Market Information
As of March 16, 2020, we had approximately 67.3 million shares of common stock outstanding (64.7 million Class A Shares and 2.6 million Class T Shares), held by a total of 13,245 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offering, we issue shares of our common stock at the most recent estimated per share NAV as determined by our Board. As of December 31, 2019, the most recent estimated per share NAV was $10.00 for both Class A Shares and Class T Shares, which reflects the reduction from the estimated per share NAV of $11.03 for both Class A Shares and Class T Shares determined by our Board on March 19, 2019 that resulted from the 2019 Distribution authorized by our Board on December 23, 2019 and is not indicative of a new valuation of our assets and liabilities.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of our determination of the most recent estimated share value to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to FINRA Rule 2231, we are required to publish an updated estimated per share NAV on at least an annual basis. Our Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Our Board established an updated estimated per share NAV on March 26, 2020, of $10.06 for both Class A Shares and Class T Shares using a valuation date of December 31, 2019, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.06 per share if a market did exist.
In determining the estimated per share NAVs as of December 31, 2018 and December 31, 2019, our Board considered information and analysis, including valuation materials that were provided by Cushman & Wakefield, Inc. (“Cushman & Wakefield”), information provided by CCI II Management and the estimated per share NAV recommendation made by the valuation committee of our Board, which committee is comprised entirely of independent directors. See our Current Reports on Form 8-K filed with the SEC on March 25, 2019 and March 30, 2020, for additional information regarding Cushman & Wakefield and its valuation materials.
 Share Redemption Program
Our Board has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders may present all, or a portion, of their shares consisting of at least the lesser of (1) 25% of the stockholder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, our Board, or advisor or its affiliates any fees to complete any transactions under our share redemption program.
The per share redemption price (other than for shares purchased pursuant to our DRIP portion of the Offering and the DRIP Offering) depends on the length of time the stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. The redemption price for shares purchased pursuant to our DRIP portion of the Offering and the DRIP Offering will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. The estimated per share NAV for purposes of our share redemption program as of December 31, 2019 was $10.00 per share for both Class A Shares and Class T Shares, pursuant to the 2019 Distribution authorized by our Board on December 23, 2019. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock on March 26, 2020, the estimated per share NAV of $10.06 for both Class A Shares and Class T Shares as of December 31, 2019 will serve as the most recent estimated per share NAV for purposes of our share redemption program, effective March 30, 2020, until such time as our Board determines a new estimated per share NAV.
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
In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death in order to be eligible for a redemption due to a stockholder’s death. Shares redeemed in connection with a stockholder’s death will be redeemed at a purchase price per share equal to 100% of the estimated per share NAV.
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
We received redemption requests of approximately 3.5 million shares for $34.6 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended December 31, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2019 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP Offering during the respective period. During the year ended December 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 13.7 million shares, of which we redeemed approximately 1.4 million shares as of December 31, 2019 for $14.9 million (at an average redemption price of $11.02 per share) and approximately 439,000 shares subsequent to December 31, 2019 for $4.4 million (at an average redemption price of $10.00 per share). The remaining redemption requests relating to approximately 11.9 million shares went unfulfilled. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 4.3 million shares, of which we redeemed approximately 1.5 million shares as of December 31, 2018 for $16.0 million (at an average redemption price of $10.51 per share) and approximately 490,000 shares subsequent to December 31, 2018 for $5.2 million (at an average redemption price of $10.55 per share). The remaining redemption requests relating to approximately 2.3 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from the DRIP Offering. During the years ended December 31, 2019 and 2018, we issued approximately 1.8 million and 2.0 million shares, respectively, of common stock under our DRIP portion of the Offering and the DRIP Offering for proceeds of $19.4 million and $21.3 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.

During the three-month period ended December 31, 2019, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
November 1, 2019 - November 30, 2019
	Class A Shares	426,168	$11.03	426,168	(1)
	Class T Shares	13,672	$11.03	13,672	(1)
December 1, 2019 - December 31, 2019
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
Total		439,840		439,840
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
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
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 13 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2019, 2018 and 2017.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

Year Ending December 31,	Share Class	Total Distributions Declared	Distributions Declared per Common Share
2019	Class A Shares	$107,538	$1.66
	Class T Shares	$4,055	$1.66
2018	Class A Shares	$40,857	$0.63
	Class T Shares	$1,398	$0.63
2017	Class A Shares	$41,077	$0.63
	Class T Shares	$1,370	$0.63

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total real estate assets, net	$859,162	$1,096,038	$1,124,863	$1,057,322	$885,180
Cash and cash equivalents	$102,093	$4,231	$4,845	$6,993	$18,060
Total assets	$985,655	$1,132,980	$1,158,899	$1,089,084	$920,109
Credit facility and notes payable, net	$368,841	$603,891	$599,771	$501,152	$514,094
Intangible lease liabilities, net	$26,295	$21,470	$23,783	$26,112	$22,721
Total liabilities	$478,772	$642,743	$639,545	$543,830	$579,608
Redeemable common stock	$26,963	$27,624	$27,765	$25,001	$11,520
Total stockholders’ equity	$479,920	$462,613	$491,589	$520,253	$328,981
Operating Data:
Total revenues	$75,919	$106,612	$103,662	$87,211	$74,015
Total operating expenses	$51,485	$69,100	$69,086	$62,565	$49,122
Gain on disposition of real estate, net	$119,978	$—	$—	$—	$—
Operating income	$144,412	$37,512	$34,576	$24,646	$24,893
Net income	$131,894	$13,253	$11,750	$4,004	$6,840
Cash Flow Data:
Net cash provided by operating activities	$35,419	$48,665	$43,674	$30,165	$24,908
Net cash provided by (used in) investing activities	$285,646	$(9,551)	$(105,941)	$(197,907)	$(264,903)
Net cash (used in) provided by financing activities	$(223,470)	$(39,528)	$58,107	$158,578	$248,454
Per Common Share Data:
Class A Common Stock:
Net income	$127,068	$12,947	$11,509	$4,011	$6,840
Basic and diluted weighted average number of common shares outstanding	64,806,832	64,855,809	65,204,087	57,105,755	31,204,356
Basic and diluted net income per common share	$1.96	$0.20	$0.18	$0.07	$0.22
Distributions declared per common share	$1.66	$0.63	$0.63	$0.63	$0.63
Class T Common Stock:
Net income (loss) (1)	$4,826	$306	$241	$(7)	$—
Basic and diluted weighted average number of common shares outstanding (1)	2,559,894	2,537,693	2,489,306	999,019	—
Basic and diluted net income (loss) per common share (1)	$1.89	$0.12	$0.10	$(0.01)	$—
Distributions declared per common share (1)	$1.66	$0.63	$0.63	$0.40	$—
____________________________________
(1) In connection with Post-Effective Amendment No. 6 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1.0 billion, of the $2.5 billion in shares that made up the primary portion of the Offering, in Class T Shares, along with up to $1.5 billion in Class A Shares.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2018 and 2017, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
During the year ended December 31, 2019, we disposed of 18 industrial properties encompassing approximately 8.7 million gross rentable square feet. As of December 31, 2019, our portfolio consisted of 23 office properties and one industrial property encompassing approximately 3.7 million gross rentable square feet. These assets are 99.8% leased with a weighted average lease term of 8.8 years and represent 23 tenant concepts and 14 industry sectors across 12 states. See Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K for a discussion of the disposition of individual properties during the year ended December 31, 2019.
We ceased issuing shares in the Offering on September 17, 2016, but will continue to issue Class A Shares and Class T Shares under the DRIP Offering until a liquidity event occurs, such as the listing of our shares on a national securities exchange or the sale of our company, or the DRIP Offering is otherwise terminated by our Board. We expect that property acquisitions in 2020 and future periods will be funded by secured or unsecured borrowings from banks and other lenders, proceeds from our DRIP Offering, cash flows from operations and the strategic sale of properties and other assets.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 99.8% of our rentable square feet was under lease as of December 31, 2019, with a weighted average remaining lease term of 8.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2019 Activity

•	Acquired six properties for an aggregate purchase price of $269.2 million.

•
Disposed of 18 industrial properties encompassing approximately 8.7 million gross rentable square feet of commercial space across 12 states for total consideration of $624.7 million, resulting in net proceeds of $489.5 million and a gain of $120.0 million.

•
Reduced total debt by $233.9 million, from $605.0 million to $371.1 million. In connection with the sale of 18 industrial properties, total consideration included the assumption by the Purchaser (as defined in Note 4 — Real Estate Assets) of an existing mortgage loan totaling $57.0 million. We also made principal repayments totaling $67.5 million on certain mortgage notes due to the disposition of the underlying properties, including the termination of an interest rate swap agreement on one property prior to its maturity date. Additionally, we used proceeds from the sale to pay down the remaining $110.0 million of unsecured revolving loans under the original amended credit agreement, which was set to mature on December 12, 2019.

•	Entered into a new credit agreement and used the proceeds to repay amounts outstanding of $200.0 million under the original amended credit agreement, which was set to mature on December 12, 2019.
Portfolio Information
As of December 31, 2019, we owned 24 properties comprising approximately 3.7 million rentable square feet of commercial space located in 12 states, which were 99.8% leased with a weighted average remaining lease term of 8.8 years. During the year ended December 31, 2019, we disposed of 18 properties, for total consideration of $624.7 million.
The following table shows the property statistics of our real estate assets as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Number of commercial properties	24	36
Rentable square feet (in thousands)	3,657	11,495
Percentage of rentable square feet leased	99.8%	100%
Percentage of investment-grade tenants (1)	59.9%	69.6%
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

The following table summarizes our real estate acquisition activity during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Commercial properties acquired	6	—
Purchase price of acquired properties (in thousands)	$269,200	$—
Rentable square feet of acquired properties (in thousands)	857	—

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income as of December 31, 2019:

			2019	2019	Percentage of
	Total	Leased	Annualized	Annualized	2019
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases	(in thousands)	(in thousands)	per Square Foot	Rental Income
Keurig Green Mountain	2	431	$11,528	$26.75	16%
Freeport-McMoRan	1	246	9,251	37.61	13%
Guild Mortgage Company	1	142	6,309	44.43	9%
International Paper	1	239	5,180	21.67	7%
Dow Chemical	1	230	4,258	18.51	6%
Avnet	2	234	3,269	13.97	3%
State of Alabama Department of Education	1	114	3,040	26.67	4%
DuPont Pioneer	1	184	2,805	15.24	4%
Amcor Rigid Plastics	1	587	2,777	4.73	4%
Mercury Systems	1	145	2,721	18.77	4%
Other	13	1,098	21,784	19.84	30%
	25	3,650	$72,922	$19.98	100%
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

			2019	2019	Percentage of
	Total	Leased	Annualized	Annualized	2019
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases	(in thousands)	(in thousands)	per Square Foot	Rental Income
Manufacturing	4	1,155	$13,471	$11.66	18%
Wholesale	2	431	11,528	26.75	16%
Mining and natural resources	2	361	11,378	31.52	16%
Professional services	4	383	6,515	17.01	9%
Finance	1	142	6,310	44.44	9%
Government and public services	2	198	4,774	24.11	6%
Healthcare	2	179	4,307	24.06	6%
Logistics	2	234	3,269	13.97	4%
Agricultural	1	184	2,805	15.24	4%
Information and communication	1	60	2,699	44.98	4%
Other	4	323	5,866	18.16	8%
	25	3,650	$72,922	$19.98	100%

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

			2019	2019	Percentage of
	Total	Rentable	Annualized	Annualized	2019
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands)	(in thousands)	per Square Foot	Rental Income
California	4	473	$14,379	$30.40	20%
Massachusetts	3	576	14,249	24.74	20%
Arizona	2	425	11,602	27.30	16%
Texas	4	438	8,337	19.03	11%
Alabama	2	234	5,211	22.27	7%
Tennessee	1	239	5,180	21.67	7%
North Carolina	3	261	4,111	15.75	5%
Iowa	1	184	2,805	15.24	4%
Ohio	1	587	2,777	4.73	4%
Colorado	1	115	2,127	18.50	3%
Other	2	125	2,144	17.15	3%
	24	3,657	$72,922	$19.94	100%
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

			2019	2019	Percentage of
	Total	Rentable	Annualized	Annualized	2019
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands)	(in thousands)	per Square Foot	Rental Income
Office	23	3,070	$70,145	$22.85	96%
Industrial	1	587	2,777	4.73	4%
	24	3,657	$72,922	$19.94	100%

Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years, and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $778,000 to $9.3 million (average of $2.9 million).

The following table shows lease expirations of our real estate portfolio, as of December 31, 2019, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total	Leased	2019	2019	Percentage of
	Number	Square Feet	Annualized	Annualized	2019
Year of	of Leases	Expiring	Rental Income	Rental Income	Annualized
Lease Expiration	Expiring	(in thousands)	(in thousands)	per Square Foot	Rental Income
2020	—	—	$—	$—	—%
2021	—	—	—	—	—%
2022	—	—	—	—	—%
2023	4	362	9,137	25.24	13%
2024	1	58	918	15.83	1%
2025	3	202	3,600	17.82	5%
2026	2	361	5,156	14.28	7%
2027	2	332	10,354	31.19	14%
2028	2	214	4,298	20.08	6%
2029	2	431	11,528	26.75	16%
Thereafter	9	1,690	27,931	16.53	38%
	25	3,650	$72,922	$19.98	100%
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Economic Metrics
Weighted-average lease term (in years) (1)	8.8	9.2
Lease rollover (1) (2):
Annual average	2.8%	1.9%
Maximum for a single year	12.5%	9.5%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2019 and 2018.

(2)	Through the end of the next five years as of the respective reporting date.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than the recent outbreak of COVID-19, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operations of properties other than those listed in Part I, Item 1A — Risk Factors. Due to the recent outbreak of COVID-19 in the United States and globally, our tenants, operating partners and we may be impacted. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of action taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.
For a comparison of the years ended December 31, 2018 and 2017, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define net operating income as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expenses items such as (a) general and administrative expenses, (b) advisory fees, (c) transaction-related expenses and (d) interest and other income. Our net operating income may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Years Ended December 31, 2019 and 2018
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	Total
	For the Year Ended December 31,
	2019	2018	Change
Net income (loss)	$131,894	$13,253	$118,641
Loss on extinguishment of debt	570	—	570
Interest expense and other, net	11,948	24,259	(12,311)
Operating income	144,412	37,512	106,900

Gain on disposition of real estate, net	(119,978)	—	(119,978)
Depreciation and amortization	26,955	38,559	(11,604)
Transaction-related expenses	244	164	80
Advisory fees and expenses	7,558	10,547	(2,989)
General and administrative expenses	5,692	4,730	962
Net operating income	$64,883	$91,512	$(26,629)
A total of 18 properties were acquired before January 1, 2018 and represent our “same store” properties during the years ended December 31, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$75,919	$106,612	$(30,693)	$58,802	$58,755	$47	$17,117	$47,857	$(30,740)

Property operating expenses	6,907	6,572	335	5,641	5,023	618	1,266	1,549	(283)
Real estate tax expenses	4,129	8,528	(4,399)	2,092	2,082	10	2,037	6,446	(4,409)
Total property operating expenses	11,036	15,100	(4,064)	7,733	7,105	628	3,303	7,995	(4,692)

Net operating income	$64,883	$91,512	$(26,629)	$51,069	$51,650	$(581)	$13,814	$39,862	$(26,048)
______________________

(1)	Includes income from properties disposed of during the period.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $570,000 for the year ended December 31, 2019 in connection with the disposition of underlying properties during the period. No dispositions occurred during the year ended December 31, 2018.

Interest Expense and Other, Net
2019 vs 2018 — The decrease in interest expense and other, net of $12.3 million during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to a decrease in the average aggregate amount of debt outstanding from $600.4 million during the year ended December 31, 2018 to $430.0 million during the year ended December 31, 2019, coupled with a decrease in the weighted average interest rate from 3.9% as of December 31, 2018 to 3.7% as of December 31, 2019.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $120.0 million for the year ended December 31, 2019. The gain recorded was due to the disposition of 18 industrial properties during the year ended December 31, 2019. No dispositions occurred during the year ended December 31, 2018.
Depreciation and Amortization
2019 vs 2018 — The decrease in depreciation and amortization expenses of $11.6 million during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to the sale of 18 properties during the year ended December 31, 2019.
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
2019 vs 2018 — The increase in transaction-related expenses of $80,000 during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to the sale of 18 properties and the acquisition of six properties during the year ended December 31, 2019, compared to no acquisition activity during the year ended December 31, 2018, partially offset by transaction-related expenses incurred in 2018 related to 2019 dispositions.
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
2019 vs 2018 — The decrease in advisory fees and expenses of $3.0 million during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to a decrease in our average invested assets to $937.3 million for the year ended December 31, 2019, compared to $1.32 billion for the year ended December 31, 2018 as a result of the sale of 18 properties during the year ended December 31, 2019.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, transfer agent fees, state income and franchise taxes, and accounting fees.
2019 vs 2018 — The increase in general and administrative expenses of $1.0 million during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to increased state income and franchise taxes, along with increased Board costs.
Net Operating Income
Same store property net operating income decreased $581,000 during the year ended December 31, 2019, as compared to the same period in 2018. The decrease is primarily due to increased repairs and maintenance during the year ended December 31, 2019.

Non-same store property net operating income decreased $26.0 million during the year ended December 31, 2019, as compared to the same period in 2018. The decrease is primarily due to the disposition of 18 properties during the year ended December 31, 2019. See Note 4 — Real Estate Assets to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the disposition of individual properties during the year ended December 31, 2019.
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
Our Board has reaffirmed the declaration and payment of distributions for the month of March 2020 at the rate previously declared on November 7, 2019, which distributions will be paid on or around April 1, 2020. Given the impact of the COVID-19 outbreak, our Board has decided to defer making a determination as to the amount and timing of distributions for the second quarter of 2020 until such time that we have greater visibility into the impact that the COVID-19 outbreak will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.
On December 23, 2019, our Board authorized the declaration of the 2019 Distribution of $1.03 per share on our Class A Shares and Class T Shares to all stockholders of record of such shares as of the close of business on December 30, 2019. The 2019 Distribution was paid on January 15, 2020. We designated the 2019 Distribution as a special distribution, which represents a portion of the proceeds from the sale of 18 industrial properties on April 9, 2019, as discussed in Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K. As of December 31, 2019, we had distributions payable of $72.9 million.
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2019			2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$22,851		54%	$20,926	50%
Distributions reinvested	19,388		46%	21,330	50%
Total distributions	$42,239		100%	$42,256	100%
Source of distributions:
Net cash provided by operating activities (1)	$42,239	(2)	100%	$42,256	100%
____________________________________

(1)	Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $35.4 million and $48.7 million, respectively.
(2) Our distributions covered by cash flows from operating activities include cash flows from prior periods of $6.8 million.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 3.5 million shares for $34.6 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended December 31, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2019 to shares issued pursuant to the DRIP Offering during the respective period. During the year ended December 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 13.7 million shares, of which we redeemed approximately 1.4 million shares as of December 31, 2019 for $14.9 million (at an average redemption price of $11.02 per share) and approximately 439,000 shares subsequent to December 31, 2019 for $4.4 million (at an average redemption price of $10.00 per share). The remaining redemption requests relating to approximately 11.9 million shares went unfulfilled. During the year ended December 31, 2018, we received valid redemption requests for approximately 4.3 million shares, of which we redeemed approximately 1.5 million shares as of December 31, 2018 for $16.0 million (at an average redemption price of $10.51 per share) and approximately 490,000 shares subsequent to December 31, 2018 for $5.2 million (at an average redemption price of $10.55 per share). The remaining redemption requests relating to approximately 2.3 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP Offering.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We are continuing to monitor the outbreak of COVID-19 and its impact on our tenants, operating partners and the economy as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our tenants and operating partners continue to be impacted by the COVID-19 outbreak, or by the other risks disclosed in our annual report, this could materially disrupt our business operations.
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
On August 25, 2016, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP Offering. We will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by our Board on March 26, 2020, which is currently $10.06 per share for both Class A Shares and Class T Shares as of December 31, 2019.
The Credit Facility defined below replaced our prior unsecured credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (the “Prior Credit Agreement”), that provided for borrowings of up to $400.0 million, which included a $200.0 million unsecured term loan (the “Prior Term Loan”) and up to $200.0 million in unsecured revolving loans (the “Prior Revolving Loans”). During the year ended December 31, 2019, we used proceeds from the sale of 18 industrial properties to pay down the remaining $110.0 million of the Prior Revolving Loans, as discussed below.
On December 10, 2019, we entered into a new credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement, that allows for borrowings of up to $500.0 million (the “Credit Facility”), including a $300.0 million delayed draw term loan facility (the “Term Loan”) and up to $200.0 million in revolving loans under a revolving credit facility (the “Revolving Loans”), and used the proceeds of the Term Loan to repay amounts outstanding under the Prior Credit Agreement, which was set to mature on December 12, 2019. As of December 31, 2019, we had $295.1 million in unused capacity under the Credit Facility, subject to borrowing availability. We had available borrowings of $181.7 million as of December 31, 2019. As of December 31, 2019, we also had cash and cash equivalents of $102.1 million.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, redemptions, certain capital expenditures, and interest and principal on current and any future debt financings, including principal repayments of $171.1 million due within the next 12 months. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
In connection with the disposition of 18 individual properties during the year ended December 31, 2019, total consideration included the assumption by the buyer of a $57.0 million loan. We used proceeds from the sale to pay down the remaining $110.0 million of the Prior Revolving Loans and made principal repayments totaling $67.5 million on certain mortgage notes due to the disposition of the underlying properties, including the early termination of an interest rate swap agreement. Additionally, we used $269.2 million to acquire six properties during the year ended December 31, 2019. Management intends to use the remaining proceeds from the sale to, among other things, acquire additional high-quality net-lease properties in furtherance of our investment objectives and for other general corporate purposes. While we cannot assure you that the proceeds from the sale that we intend to redeploy into net-lease properties can be undertaken on advantageous terms or timing, we believe that we are well-positioned to meet our investment objectives based on our portfolio’s diversification, overall credit quality and tenant roster.
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
Contractual Obligations
As of December 31, 2019, we had debt outstanding with a carrying value of $371.1 million and a weighted average interest rate of 3.7%. See Note 7 — Credit Facility and Notes Payable to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding. Our contractual obligations as of December 31, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt	$171,065	$171,065	$—	$—	$—
Interest payments - fixed rate debt (2)	3,870	3,870	—	—	—
Principal payments - Credit Facility	200,000	—	—	200,000	—
Interest payments - Credit Facility (3)	30,677	6,217	12,400	12,060	—
Total	$405,612	$181,152	$12,400	$212,060	$—
____________________________________

(1)	The table does not include amounts due to CCI II Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of December 31, 2019, we had $21.7 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.1% as of December 31, 2019. There were no amounts outstanding for the Revolving Loans as of December 31, 2019.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if both approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CCI II Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of December 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 40.1%, and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 37.2%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2019 through December 31, 2019, is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 29.0%.
The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2019 (dollar amounts in thousands):

Balance as of December 31, 2019
Credit facility and notes payable, net	$368,841
Deferred costs (1)	2,224
Less: Cash and cash equivalents	(102,093)
Net debt	$268,972
Gross real estate assets, net (2)	$926,156
Net debt leverage ratio	29.0%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Operating Activities. Net cash provided by operating activities decreased by $13.3 million for the year ended December 31, 2019, as compared to the same period in 2018. The change was primarily due to lower net income after non-cash adjustments due to the disposition of 18 properties during the year ended December 31, 2019. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased by $295.2 million for the year ended December 31, 2019, as compared to the same period in 2018. The change was primarily due to proceeds from real estate dispositions in connection with the sale of 18 properties, offset by six property acquisitions during the year ended December 31, 2019.
Financing Activities. Net cash used in financing activities increased by $184.0 million for the year ended December 31, 2019, as compared to the same period in 2018. The change resulted primarily from repayments on the Credit Facility in connection with the sale of 18 individual properties during the year ended December 31, 2019.
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
Related-Party Transactions and Agreements
We have entered into agreements with CCI II Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CCI II Management or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, distribution and stockholder servicing fees and reimbursement of certain operating costs. See Note 10 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT V, a director of CCIT III, CMFT and CIM Income NAV, and president and treasurer of CCI II Management. One of our directors, Richard S. Ressler, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT, CCIT III and CIM Income NAV, and is vice president of CCI II Management. Another one of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director for CIM Income NAV, CCPT V and CMFT. One of our independent directors, Calvin E. Hollis, also serves as a director of CCPT V. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CCI II Management and is an officer of certain of its affiliates. In addition, affiliates of CCI II Management act as an advisor to CMFT, CCPT V, CIM Income NAV and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CCI II Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

•
The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the carrying value of assets held and used to a fair value estimated by management and recognize an impairment loss;

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and

•	Changes in assumptions based on actual results may have a material impact on our financial results.
Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective relative fair values. Tangible assets consist of land, buildings, and tenant improvements. Intangible assets consist of above- and below-market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

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
Interest Rate Risk
As of December 31, 2019, we did not have any variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are not exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”).
As of December 31, 2019, we had two interest rate swap agreements outstanding, which mature in March 2020 and December 2024, with an aggregate notional amount of $221.7 million and an aggregate fair value of the net derivative liability of $228,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2019, an increase of 50 basis points in interest rates would result in a change of $4.7 million to the fair value of the net derivative liability, resulting in a net derivative asset of $4.5 million. A decrease of 50 basis points in interest rates would result in a change of $4.8 million to the fair value of the net derivative liability, resulting in a net derivative liability of $5.0 million. See Note 6 — Derivative Instruments and Hedging Activities to our consolidated financial statements in this Annual Report on Form 10-K for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of December 31, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have interest rate swap agreements maturing in March 2020 and December 2024, as discussed further above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2019.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.5
Purchase and Sale Agreement, dated as of February 14, 2019, by and between certain indirect subsidiaries of Cole Office & Industrial REIT (CCIT II), Inc. and Industrial Logistics Properties Trust (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed February 15, 2019).

10.6
Credit Agreement, dated December 10, 2019, by and among Cole Corporate Income Operating Partnership II, LP; JPMorgan Chase Bank, N.A. as administrative agent and letter of credit issuer; Wells Fargo Bank, National Association as letter of credit issuer; Wells Fargo Bank, National Association and U.S. Bank National Association as co-syndication agents; and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and U.S. Bank National Association each as joint lead arrangers and joint bookrunners; and other financial institutions that are or may become parties to the Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on December 16, 2019).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

Exhibit No.	Description

31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2020.

Cole Office & Industrial REIT (CCIT II), Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ AVRAHAM SHEMESH	Chairman of the Board of Directors, Chief Executive Officer and President	March 27, 2020
Avraham Shemesh	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 27, 2020
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 27, 2020
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ P. ANTHONY NISSLEY	Independent Director	March 27, 2020
P. Anthony Nissley

/s/ JAMES F. RISOLEO	Independent Director	March 27, 2020
James F. Risoleo

/s/ CALVIN E. HOLLIS	Independent Director	March 27, 2020
Calvin E. Hollis

/s/ RICHARD S. RESSLER	Director	March 27, 2020
Richard S. Ressler

/s/ ELAINE Y. WONG	Director	March 27, 2020
Elaine Y. Wong

/s/ RICHARD H. DOZER	Independent Director	March 27, 2020
Richard H. Dozer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cole Office & Industrial REIT (CCIT II), Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cole Office & Industrial REIT (CCIT II), Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
March 27, 2020

We have served as the Company’s auditor since 2013.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$94,632	$103,418
Buildings and improvements	754,749	1,006,222
Intangible lease assets	112,473	124,964
Total real estate assets, at cost	961,854	1,234,604
Less: accumulated depreciation and amortization	(102,692)	(138,566)
Total real estate assets, net	859,162	1,096,038
Cash and cash equivalents	102,093	4,231
Restricted cash	1,364	1,631
Rents and tenant receivables	20,057	27,131
Property escrow deposits, prepaid expenses and other assets	1,572	3,537
Deferred costs, net	1,407	412
Total assets	$985,655	$1,132,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$368,841	$603,891
Accrued expenses and accounts payable	3,906	7,361
Due to affiliates	1,093	1,433
Intangible lease liabilities, net	26,295	21,470
Distributions payable	72,942	3,588
Deferred rental income, derivative liability, and other liabilities	5,695	5,000
Total liabilities	478,772	642,743
Commitments and contingencies
Redeemable common stock	26,963	27,624
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 64,766,777 and 64,838,403 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	648	648
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,569,510 and 2,548,436 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	25	25
Capital in excess of par value	583,482	583,304
Accumulated distributions in excess of earnings	(104,007)	(124,308)
Accumulated other comprehensive (loss) income	(228)	2,944
Total stockholders’ equity	479,920	462,613
Total liabilities, redeemable common stock and stockholders’ equity	$985,655	$1,132,980
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental and other property income	$75,919	$106,612	$103,662
Operating expenses:
General and administrative	5,692	4,730	4,760
Property operating	6,907	6,572	5,875
Real estate tax	4,129	8,528	7,954
Advisory fees and expenses	7,558	10,547	10,292
Transaction-related	244	164	2,215
Depreciation and amortization	26,955	38,559	37,990
Total operating expenses	51,485	69,100	69,086
Gain on disposition of real estate, net	119,978	—	—
Operating income	144,412	37,512	34,576
Other expense:
Interest expense and other, net	(11,948)	(24,259)	(22,826)
Loss on extinguishment of debt	(570)	—	—
Total other expense	(12,518)	(24,259)	(22,826)
Net income	$131,894	$13,253	$11,750

Class A Common Stock:
Net income	$127,068	$12,947	$11,509
Basic and diluted weighted average number of common shares outstanding	64,806,832	64,855,809	65,204,087
Basic and diluted net income per common share	$1.96	$0.20	$0.18

Class T Common Stock:
Net income	$4,826	$306	$241
Basic and diluted weighted average number of common shares outstanding	2,559,894	2,537,693	2,489,306
Basic and diluted net income per common share	$1.89	$0.12	$0.10
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$131,894	$13,253	$11,750
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate swaps	(793)	1,596	1,319
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(2,379)	(1,594)	729
Total other comprehensive (loss) income	(3,172)	2	2,048
Total comprehensive income	$128,722	$13,255	$13,798
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	64,688,321	$647	2,447.532	$24	$583,297	$(64,609)	$894	$520,253
Issuance of common stock	2,080,202	20	82,060	1	22,117	—	—	22,138
Distributions declared on common stock — $0.63 per common share	—	—	—	—	—	(42,447)	—	(42,447)
Redemptions of common stock	(1,883,980)	(18)	(13.732)	—	(19,371)	—	—	(19,389)
Changes in redeemable common stock	—	—	—	—	(2,764)	—	—	(2,764)
Comprehensive income	—	—	—	—	—	11,750	2,048	13,798
Balance, December 31, 2017	64,884,543	$649	2,515,860	$25	$583,279	$(95,306)	$2,942	$491,589
Issuance of common stock	1,949,488	19	79,395	1	21,310	—	—	21,330
Distributions declared on common stock — $0.63 per common share	—	—	—	—	—	(42,255)	—	(42,255)
Redemptions of common stock	(2,008,033)	(20)	(46,819)	(1)	(21,459)	—	—	(21,480)
Changes in redeemable common stock	—	—	—	—	141	—	—	141
Equity-based compensation	12,405	—	—	—	33	—	—	33
Comprehensive income	—	—	—	—	—	13,253	2	13,255
Balance, December 31, 2018	64,838,403	$648	2,548,436	$25	$583,304	$(124,308)	$2,944	$462,613
Issuance of common stock	1,707,790	17	69,525	1	19,370	—	—	19,388
Distributions declared on common stock — $1.66 per common share	—	—	—	—	—	(111,593)	—	(111,593)
Distribution and stockholder servicing fees	—	—	—	—	45	—	—	45
Redemptions of common stock	(1,791,315)	(17)	(48,451)	(1)	(20,029)	—	—	(20,047)
Changes in redeemable common stock	—	—	—	—	661	—	—	661
Equity-based compensation	11,899	—	—	—	131	—	—	131
Comprehensive income (loss)	—	—	—	—	—	131,894	(3,172)	128,722
Balance, December 31, 2019	64,766,777	$648	2,569,510	$25	$583,482	$(104,007)	$(228)	$479,920
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$131,894	$13,253	$11,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	24,895	36,371	35,786
Amortization of deferred financing costs	1,002	1,398	1,409
Straight-line rental income	(2,612)	(4,377)	(5,777)
Equity-based compensation	131	33	—
Gain on disposition of real estate, net	(119,978)	—	—
Write-off of deferred financing costs	570	—	—
Changes in assets and liabilities:
Rents and tenant receivables	3,258	567	580
Prepaid expenses and other assets	(234)	(91)	(30)
Accrued expenses and accounts payable	(3,878)	382	1,043
Deferred rental income and other liabilities	462	769	(69)
Due to affiliates	(91)	360	(1,018)
Net cash provided by operating activities	35,419	48,665	43,674
Cash flows from investing activities:
Investment in real estate assets	(269,200)	(1,363)	(93,465)
Real estate developments and capital expenditures	(1,384)	(8,423)	(12,476)
Net proceeds from disposition of real estate assets	556,970	—	—
Payment of property escrow deposits	(6,975)	(50)	(1,600)
Refund of property escrow deposits	5,975	50	1,600
Proceeds from the settlement of insurance claims	260	235	—
Net cash provided by (used in) investing activities	285,646	(9,551)	(105,941)
Cash flows from financing activities:
Redemptions of common stock	(20,047)	(21,480)	(19,389)
Distribution and stockholder servicing fees paid	(204)	(201)	(198)
Distributions to stockholders	(22,851)	(20,926)	(20,286)
Proceeds from credit facility and notes payable	209,000	38,500	131,600
Repayments of credit facility and notes payable, net of swap termination payments received	(385,722)	(35,000)	(33,600)
Deferred financing costs paid	(3,646)	(421)	(20)
Net cash (used in) provided by financing activities	(223,470)	(39,528)	58,107
Net increase (decrease) in cash and cash equivalents and restricted cash	97,595	(414)	(4,160)
Cash and cash equivalents and restricted cash, beginning of period	5,862	6,276	10,436
Cash and cash equivalents and restricted cash, end of period	$103,457	$5,862	$6,276
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$102,093	$4,231	$4,845
Restricted cash	1,364	1,631	1,431
Total cash and cash equivalents and restricted cash	$103,457	$5,862	$6,276
The accompanying notes are an integral part of these consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on February 26, 2013, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company primarily acquires commercial real estate assets primarily consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term “net leases”, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. As of December 31, 2019, the Company owned 24 properties, comprising approximately 3.7 million rentable square feet of 99.8% leased commercial space located in 12 states.
Substantially all of the Company’s business is conducted through Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”), of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole Corporate Income Management II, LLC, a Delaware limited liability company (“CCI II Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP Offering at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV price for the purposes of the share redemption program. On December 23, 2019, our Board authorized the declaration of a distribution of $1.03 per share (the “2019 Distribution”) on the Company’s Class A Shares and Class T Shares to all stockholders of record of such shares as of the close of business on December 30, 2019. As a result, the estimated per share NAV of $11.03 for both Class A Shares and Class T Shares determined by the Board on March 19, 2019 was reduced by the amount of the per share 2019 Distribution to an estimated per share NAV of $10.00 for both Class A Shares and Class T Shares effective December 30, 2019. As of December 31, 2019, the estimated per share NAV of $10.00 for both Class A Shares and

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class T Shares only reflects the reduction from the estimated per share NAV determined on March 19, 2019 that resulted from the declaration of the 2019 Distribution and is not indicative of a new valuation of our assets and liabilities.
On March 26, 2020, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2019, of $10.06 per share for both Class A Shares and Class T Shares. As a result, commencing on March 30, 2020, distributions are reinvested under the DRIP Offering at a price of $10.06 per share for both Class A Shares and Class T Shares, the updated estimated per share NAV as of December 31, 2019, as determined by the Board. Additionally, $10.06 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program. The Board establishes an updated per share NAV of the Company’s common stock on an annual basis, having previously established a per share NAV as of February 29, 2016, December 31, 2016, December 31, 2017 and December 31, 2018. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
The Company combined rental income of $93.8 million and tenant reimbursement income of $12.8 million for the year ended December 31, 2018, and rental income of $92.3 million and tenant reimbursement income of $11.3 million for the year ended December 31, 2017, into a single financial statement line item, rental and other property income, in the consolidated statements of operations.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present,

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2019, 2018 or 2017. The Company’s impairment assessment as of December 31, 2019 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2019 or 2018.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of 18 of the Company’s individual properties during the year ended December 31, 2019 did not qualify for discontinued operations presentation and thus, the results of operations of the properties that were sold remain in income from continuing operations, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net. See Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K for a discussion of the disposition of individual properties during the year ended December 31, 2019.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, and other intangibles, based in each case on their relative fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
In April 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are now capitalized and allocated to tangible and intangible assets and liabilities as described above. Other acquisition-related expenses, such as advisor reimbursements, continue to be expensed as incurred and are included in transaction-related expenses in the accompanying consolidated statements of operations. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses included within transaction-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings and improvements, and are depreciated over their respective useful lives. During the year ended December 31, 2018, the Company capitalized$73,000 of interest expense associated with development projects. There were no such amounts capitalized during the year ended December 31, 2019.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had $1.4 million and $1.6 million in restricted cash as of December 31, 2019 and 2018, respectively. Included in restricted cash was $1.1 million and $1.4 million held by lenders in lockbox accounts as of December 31, 2019 and 2018, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $254,000 and $212,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of December 31, 2019 and 2018, respectively.
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
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is extinguished or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred financing costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2019 and 2018, the Company had $1.4 million and $412,000, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
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
Leases
The Company adopted ASU No. 2016-02, Leases, (Topic 842) (“ASC 842”), on January 1, 2019 using the optional alternative transition method for financial information and related disclosures. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. The Company is not a party to any material leases where it is the lessee.
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
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset was recorded. See Note 14 — Leases for a further discussion regarding this ground lease.
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
Revenue Recognition
Rental and other property income is primarily derived from fixed contractual payments from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
The Company elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2014. The Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2019, 2018 or 2017. Distributions per share are calculated based on the authorized daily distribution rate.

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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10 and ASU No. 2019-11 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this ASU during the first quarter of fiscal year 2020 and does not expect it will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company will adopt this ASU during the first quarter of fiscal year 2020 and does not expect it will have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes or another acceptable benchmark. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16. The Company evaluated the effect of this new benchmark interest rate option, and does not believe this ASU will have a material impact on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2019, the estimated fair value of the Company’s debt was $371.1 million, which approximated its carrying value. The estimated

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the Company’s debt was $605.1 million as of December 31, 2018, compared to a carrying value on that date of $605.0 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2019 and 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2019 and 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$6	$—	$6	$—
Financial liability:
Interest rate swap	$(234)	$—	$(234)	$—
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$2,944	$—	$2,944	$—
NOTE 4 — REAL ESTATE ASSETS
2019 Property Acquisitions
During the year ended December 31, 2019, the Company acquired six office properties for an aggregate purchase price of $269.2 million (the “2019 Asset Acquisitions”), which includes $6.1 million of acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisitions with proceeds from real estate dispositions during the year ended December 31, 2019.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the purchase price allocations for the 2019 Asset Acquisitions (in thousands):

2019 Asset Acquisitions
Land	$40,643
Buildings and improvements	199,379
Acquired in-place leases and other intangibles (1)	31,060
Acquired above-market leases(2)	6,253
Intangible lease liabilities (3)	(8,135)
Total purchase price	$269,200
___________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 10.9 years.

(2)	The weighted average amortization period for acquired above market leases was 13.6 years.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 10.1 years.
2019 Property Dispositions
On February 14, 2019, certain wholly-owned subsidiaries of CCI II OP entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Industrial Logistics Properties Trust (the “Purchaser”), an unaffiliated Maryland REIT, to sell to the Purchaser 18 industrial properties encompassing approximately 8.7 million gross rentable square feet of commercial space across 12 states. The sale closed (the “Closing”) on April 9, 2019 for total consideration of $624.7 million, resulting in net proceeds of $489.5 million after closing costs and disposition fees due to CCI II Management or its affiliates and the repayment of $124.5 million in debt. The sale resulted in a gain of $120.0 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
2018 Property Acquisitions
During the year ended December 31, 2018, the Company did not acquire any properties.
2018 Development Project
During the year ended December 31, 2018, the Company acquired one land parcel, upon which a 120,000 square foot expansion of an existing property was constructed. The land was acquired for an aggregate cost of $1.4 million and is included in land in the accompanying consolidated balance sheet.
During the year ended December 31, 2018, the Company capitalized expenses totaling $8.0 million as construction in progress associated with the completed expansion, consisting of $7.9 million of capitalized expenses and $73,000 of capitalized interest. When the development project was substantially complete in December 2018, the amounts capitalized to construction in progress during the construction period were transferred to buildings and improvements and began depreciating over their respective useful lives. In connection with the Purchase and Sale Agreement discussed above, the property was disposed of during the year ended December 31, 2019.
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
The following table summarizes selected financial information of the Company as if the 2017 Acquisitions were completed on January 1, 2016, for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the year ended December 31, 2017 and 2016 (in thousands):

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
Property Concentrations
As of December 31, 2019, two of the Company’s tenants, Keurig Green Mountain, and Freeport-McMoRan accounted for 16% and 13%, respectively, of the Company’s 2019 annualized rental income. The Company also had certain geographic concentrations in its property holdings. In particular, as of December 31, 2019, four of the Company’s properties were located in California, three properties were located in Massachusetts, two properties were located in Arizona, and four properties were located in Texas, which accounted for 20%, 20%, 16% and 11% respectively, of the Company’s 2019 total annualized rental income. In addition, the Company had tenants in the manufacturing, wholesale, and mining and natural resources industries, which comprised 18%, 16% and 16%, respectively, of the Company’s 2019 annualized rental income.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following (in thousands, except weighted average life remaining):

	As of December 31,
	2019	2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $28,347 and $38,349, respectively (both with a weighted average life remaining of 8.8 years)	$76,312	$85,054
Acquired above-market leases, net of accumulated amortization of $751 and $516, respectively (with a weighted average life remaining of 12.1 years and 8.4 years, respectively)	7,063	1,045
Total intangible lease assets, net	$83,375	$86,099
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $9,403 and $7,630, respectively (with a weighted average life remaining of 8.9 years and 9.5 years, respectively)	$26,295	$21,470
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying consolidated statements of operations.
The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
In-place lease and other intangible amortization	$7,494	$10,417	$10,423
Above-market lease amortization	$235	$125	$125
Below-market lease amortization	$2,295	$2,313	$2,329
The following table summarizes the estimated amortization relating to the intangible lease assets and liabilities subsequent to December 31, 2019 (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2020	$9,255	$694	$2,957
2021	$9,255	$694	$2,957
2022	$9,255	$694	$2,957
2023	$8,548	$578	$2,957
2024	$7,803	$531	$2,957
Thereafter	$32,196	$3,872	$11,510
Total	$76,312	$7,063	$26,295
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2019, one of the Company’s interest rate swap agreements matured. The Company entered into a new interest rate swap agreement associated with a $200.0 million notional amount with an effective date of January 10, 2020. In addition, one of the Company’s interest rate swap agreements was terminated prior to its maturity date due to the repayment of the related debt in connection with the disposition of the underlying property, and resulted in a gain of $278,000. The gain was recorded as a decrease to interest expense and other, net included in the accompanying consolidated statements of operations. As of December 31, 2019, the Company had two interest rate swap agreements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2019 and 2018 (dollar amounts in thousands):

			Outstanding Notional Amount as of December 31, 2019				Fair Value of Asset (Liability) as of
	Balance Sheet Location			Interest Rates (1)	Effective Dates	Maturity Dates	December 31, 2019	December 31, 2018
Interest Rate Swap	Property escrow deposits, prepaid expenses and other assets	(2)	$21,670	3.35%	2/10/2015	3/2/2020	$6	$2,944
Interest Rate Swap	Deferred rental income, derivative liability, and other liabilities		$200,000	3.02%	1/10/2020	12/10/2024	$(234)	$—
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2019.

(2)
As of December 31, 2018, the Company had two additional interest rate swap agreements in an asset position with an aggregate notional amount of $232.4 million included in property escrow deposits, prepaid expenses and other assets in the accompanying consolidated balance sheets that were terminated or matured during the year ended December 31, 2019.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2019 and 2018, the amount of gains reclassified from other comprehensive (loss) income as a decrease to interest expense was $2.4 million and $1.6 million, respectively. For the year ended December 31, 2017, the amount of loss reclassified from other comprehensive (loss) income as an increase to interest expense was $729,000. During the next 12 months, the Company estimates that $22,000 will be reclassified from other comprehensive (loss) income as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest of $251,000 as of December 31, 2019. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2019.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of December 31, 2019, the Company had $368.8 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.7% and weighted average term to maturity of 2.9 years. The weighted average term to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the debt balances as of December 31, 2019 and 2018, and the debt activity for the year ended December 31, 2019 (in thousands):

		During the Year Ended December 31, 2019
	Balance as of December 31, 2018	Debt Issuance, Net	Repayments and Modifications		Accretion	Balance as of December 31, 2019
Fixed rate debt	$295,545	$—	$(124,480)	(1)	$—	$171,065
Credit facility	309,500	209,000	(318,500)		—	200,000
Total debt	605,045	209,000	(442,980)		—	371,065
Deferred costs – credit facility (2)	(274)	(2,134)	—		292	(2,116)
Deferred costs – fixed rate debt	(880)	—	570		202	(108)
Total debt, net	$603,891	$206,866	$(442,410)		$494	$368,841
____________________________________

(1)	Includes the assumption of $57.0 million of fixed rate debt by the Purchaser, as further described below.

(2)	Deferred costs relate to the term portion of the credit facility, as discussed in Note 2 — Summary of Significant Accounting Policies.
Notes Payable
As of December 31, 2019, the fixed rate debt outstanding of $171.1 million included $21.7 million of variable rate debt that is fixed through an interest rate swap agreement, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.3% to 4.8% per annum and matures on various dates from March 2020 to November 2020. As of December 31, 2019, the fixed rate debt had a weighted average interest rate of 4.4%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $270.1 million as of December 31, 2019. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. Subsequent to December 31, 2019, the Company repaid in full $21.7 million of variable rate debt fixed through an interest rate swap agreement that matured on March 2, 2020. With respect to the Company’s $149.4 million of debt maturing within the next 12 months following the date these financial statements are issued, the Company believes cash on hand, net cash provided by operations, borrowings available under the Credit Facility or the entry into new financing arrangements will be sufficient in order to meet its debt obligations.
Pursuant to the Purchase and Sale Agreement described in Note 4 — Real Estate Assets, total consideration for the sale of 18 industrial properties during the year ended December 31, 2019 included the assumption by the Purchaser of a $57.0 million loan on a property in Ruskin, Florida. In connection with the sale, the Company made principal repayments totaling $67.5 million on certain mortgage notes due to the disposition of the underlying properties, including the termination of an interest rate swap agreement on one property in Petersburg, Virginia prior to its maturity date.
Credit Facility
The Credit Facility defined below replaced the Company’s prior unsecured credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the lenders under the credit agreement (the “Prior Credit Agreement”), that provided for borrowings of up to $400.0 million, which included a $200.0 million unsecured term loan and up to $200.0 million in unsecured revolving loans (the “Prior Revolving Loans”). During the year ended December 31, 2019, the Company used proceeds from the sale of 18 industrial properties to pay down the remaining $110.0 million of the Prior Revolving Loans, which was set to mature on December 12, 2019.
On December 10, 2019, the Company entered into a new credit agreement with JPMorgan Chase as administrative agent, and the lenders under the credit agreement (the “Credit Agreement”), that allows for borrowings of up to $500.0 million (the “Credit Facility”), including a $300.0 million delayed draw term loan facility (the “Term Loan”) and up to $200.0 million in revolving loans under a revolving credit facility (the “Revolving Loans”), and used the proceeds of the Term Loan to repay amounts outstanding under the Prior Credit Agreement. The Term Loan matures on December 10, 2024. The Revolving Loans are set to mature on December 10, 2023; however, the Company may elect to extend the maturity date of the Revolving Loans for up to two six-month periods, but no later than December 10, 2024, subject to satisfying certain conditions described in the Credit Agreement.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR, multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”), plus the applicable rate ranging from 1.40% to 1.90%, or (ii) the base rate, ranging from 0.40% to 0.90%, plus the greater of: (a) JPMorgan Chase’s prime rate; (b) the NYFRB Rate, as defined in the Credit Agreement, plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.00%. As of December 31, 2019, there were no amounts outstanding under the Revolving Loans, and the amount outstanding under the Term Loan totaled $200.0 million, which will be subject to an interest rate swap agreement (the “Swapped Term Loan”) effective January 10, 2020. The interest rate swap agreement will have the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan at an all-in rate of 3.02%. As of December 31, 2019, the Company had $295.1 million in unused capacity under the Credit Facility, subject to borrowing availability. The Company had available borrowings of $181.7 million as of December 31, 2019.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $400.0 million plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Credit Agreement, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and recourse debt at less than or equal to 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of December 31, 2019.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2019 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2020	$171,065
2021	—
2022	—
2023	—
2024	200,000
Thereafter	—
Total	$371,065
NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$72,942	$3,588	$3,589
Accrued deferred financing costs	$—	$9	$—
Change in fair value of interest rate swaps	$(3,172)	$2	$2,048
Change in accrued distribution and stockholder servicing fees	$(45)	$—	$—
Common stock issued through distribution reinvestment plan	$19,388	$21,330	$22,138
Accrued capital expenditures	$665	$233	$160
Mortgage note assumed by buyer in real estate disposition	$(56,980)	$—	$—
Supplemental Cash Flow Disclosures:
Interest paid	$17,098	$23,051	$21,233
Cash paid for taxes	$241	$263	$193

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
Purchase Commitments
As of December 31, 2019, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one property, subject to meeting certain criteria, for an aggregate purchase price of $26.0 million, exclusive of closing costs. As of December 31, 2019, the Company had $1.0 million of property escrow deposits held by escrow agents in connection with the future property acquisition, which will be forfeited if the transaction is not completed under certain circumstances. The deposit is included in the accompanying consolidated balance sheets in property escrow deposits, prepaid expenses and other assets. As of December 31, 2019, the escrow deposit had not been forfeited. As discussed in Note 16 — Subsequent Events, the property was acquired subsequent to December 31, 2019.
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
Distribution and stockholder servicing fees
The Company pays CCO Capital a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares that were sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears from cash flows from operations or, if the Company’s cash flows from operations are not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flows. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital was recognized at the time each Class T Share was sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the transfer agent, on behalf of the Company, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 7.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP portion of the Offering; (iii) the fifth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP portion of the Offering) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform. No distribution and stockholder servicing fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition fees and expenses
The Company pays CCI II Management or its affiliates acquisition fees of up to 2.0% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. In addition, the Company reimburses CCI II Management or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred and are included in transaction-related expenses in the consolidated statements of operations.
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
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Management will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Management will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CCI II Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the years ended December 31, 2019, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CCI II Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Distribution and stockholder servicing fees (1)	$204	$201	$198
Acquisition fees and expenses	$5,706	$164	$2,202
Disposition fees	$1,562	$—	$—
Advisory fees and expenses	$7,558	$10,547	$10,292
Operating expenses	$1,286	$1,522	$1,520
______________________

(1)
Amounts are calculated in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $292,000 and $541,000 for the years ended December 31, 2019 and 2018, respectively, which is included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

Due to Affiliates
As of December 31, 2019 and 2018, $1.1 million and $1.4 million, respectively, was recorded for services and expenses incurred, but not yet reimbursed to CCI II Management, or its affiliates. These amounts are primarily for operating expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the consolidated balance sheets for such periods.
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
NOTE 12 — STOCKHOLDERS’ EQUITY
As of December 31, 2019, 2018, and 2017 the Company was authorized to issue 490.0 million shares of common stock pursuant to the primary offering, consisting of two classes of shares (245.0 million Class A Shares and 245.0 million Class T Shares) and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share.
On February 26, 2013, CREInvestments, LLC, an affiliate of CCI II Management, acquired 20,000 Class A Shares at $10.00 per share. On February 7, 2014, the ownership of such shares was transferred to VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of the Company’s sponsor. On February 1, 2018, the ownership of such shares was transferred by VEREIT OP to CCI II Management. Pursuant to the Company’s Charter, CCI II Management is prohibited from selling the 20,000 Class A Shares that represents the initial investment in the Company for so long as CCO Group remains the Company’s sponsor; provided, however, that CCI II Management may transfer ownership of all or a portion of these 20,000 Class A Shares to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at the most recent estimated per share NAV. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Board may terminate or amend the DRIP at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2019, 2018 and 2017, approximately 1.8 million, 2.0 million and 2.2 million shares, respectively, were purchased under the DRIP portion of the Offering or DRIP Offering for $19.4 million, $21.3 million and $22.1 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
Except for redemptions due to a stockholder’s death, bankruptcy or other exigent circumstances, the redemption price per share will equal the per share value shown on the stockholder’s most recent customer account statement. The redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock if any such event is not already reflected in the per share value shown on the stockholder’s most recent customer account statement. See the discussion of the updated estimated per share NAV of the Company’s common stock effective March 30, 2020 in Note 16 — Subsequent Events.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders. During the years ended December 31, 2019, 2018 and 2017, the Company redeemed approximately 1.8 million, 2.1 million and 1.9 million shares under the share redemption program for $20.0 million, $21.5 million and $19.4 million, respectively. During the year ended December 31, 2019, redemption requests relating to approximately 11.9 million shares went unfulfilled.
Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001726027 per Class A Share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending on December 31, 2019. The Board authorized a daily distribution on Class T Shares for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on December 31, 2019, equal to $0.001726027 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
The Board authorized a daily distribution, based on 366 days in the calendar year, of $0.001721311 per Class A Share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2020 and ending on March 31, 2020. The Board authorized a daily distribution on Class T Shares for stockholders of record of such class of shares

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of the close of business on each day of the period commencing on January 1, 2020 and ending on March 31, 2020, equal to $0.001721311 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
Subsequent to December 31, 2019, the Board reaffirmed the declaration and payment of distributions for the month of March 2020 at the rate previously declared on November 7, 2019, which distributions will be paid on or around April 1, 2020. Given the impact of the novel strain of coronavirus (“COVID-19”) outbreak, the Board has decided to defer making a determination as to the amount and timing of distributions for the second quarter of 2020 until such time that the Company has greater visibility into the impact that the COVID-19 outbreak will have on the Company’s tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to the Company’s tenants, the Company’s ability to access the capital markets, and on the United States and worldwide financial markets and economy.
On December 23, 2019, the Board authorized the declaration of the 2019 Distribution of $1.03 per share on Class A Shares and Class T Shares to all stockholders of record of such shares as of the close of business on December 30, 2019. The 2019 Distribution was paid on January 15, 2020. The Company designated the 2019 Distribution as a special distribution, which represents a portion of the proceeds from the sale of 18 industrial properties on April 9, 2019, as discussed in Note 4 — Real Estate Assets. As of December 31, 2019, the Company had distributions payable of $72.9 million.
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 376,000 are available for future grant at December 31, 2019. Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time. The Plan expires on August 8, 2028.
As of December 31, 2019, the Company has granted awards of approximately 6,000 restricted Class A Shares to each of the independent members of the Board (approximately 24,000 restricted shares in aggregate) under the Plan. As of December 31, 2019, 12,000 of the restricted Class A Shares had vested based on one year of continuous service. The remaining 12,000 shares issued had not vested or been forfeited as of December 31, 2019. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $131,000 and $33,000 for the years ended December 31, 2019 and 2018, respectively, related to these restricted Class A Shares included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2019, there was $98,000 of total unrecognized compensation expense related to these restricted Class A Shares, which will be recognized ratably over the remaining period of service prior to October 1, 2020.
NOTE 13 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Character of Distributions:	2019	2018	2017
Ordinary dividends	8%	41%	40%
Nondividend distributions	—%	59%	60%
Capital gain distributions	92%	—%	—%
Total	100%	100%	100%

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2019, 2018 and 2017, the Company incurred state and local income and franchise taxes of $896,000, $242,000 and $235,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2019, 2018 and 2017. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 14 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company adopted ASC 842, using the optional alternative transition method and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of December 31, 2019, the leases had a weighted-average remaining term of 8.8 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2020	$67,875
2021	71,330
2022	72,884
2023	70,385
2024	65,528
Thereafter	305,689
Total	$653,691

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, as of December 31, 2018 (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2019	$88,057
2020	89,356
2021	90,568
2022	92,246
2023	90,332
Thereafter	407,391
Total	$857,950
Rental and other property income during the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Fixed rental and other property income (1)	$67,856	$93,785	$92,349
Variable rental and other property income (2)	8,063	12,827	11,313
Total rental and other property income	$75,919	$106,612	$103,662
______________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses.
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 2.8 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $170,000 in the consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $48,000 of ground lease expense during the year ended December 31, 2019, all of which was paid in cash during the period it was recognized. As of December 31, 2019, the Company’s scheduled future minimum rental payments related to its operating ground lease is $48,000 annually for 2020 through the maturity date of the lease in October 2022.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,642	$15,704	$14,683	$17,890
Net income	$3,948	$122,480	$2,861	$2,605
Basic and diluted net income per share – Class A common stock (1)	$0.06	$1.82	$0.04	$0.04
Basic and diluted net income per share – Class T common stock (1)	$0.04	$1.80	$0.02	$0.02
____________________________________

(1)
The Company calculates net income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

	December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,658	$26,256	$26,577	$27,121
Net income	$3,735	$2,917	$3,209	$3,392
Basic and diluted net income per share – Class A common stock (1)	$0.06	$0.04	$0.05	$0.05
Basic and diluted net income per share – Class T common stock (1)	$0.04	$0.02	$0.03	$0.03
____________________________________

(1)
The Company calculates net income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

NOTE 16 — SUBSEQUENT EVENTS
Subsequent to December 31, 2019, there was a global outbreak of COVID-19. The global and domestic response to the COVID-19 outbreak continues to rapidly evolve. Thus far, certain responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that required temporary closure of or imposed limitations on the operations of certain non-essential businesses. The COVID-19 outbreak and associated responses could negatively impact future tenant sales and operations at the Company’s properties which could result in material impact to the Company’s future results of operations, cash flows and financial condition. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.
Redemption of Shares of Common Stock
Subsequent to December 31, 2019, the Company redeemed approximately 439,000 shares for $4.4 million at an average per share price of $10.00 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2019 to an amount equal to net proceeds the Company received from the sale of shares pursuant to the DRIP Offering during the respective period. The remaining redemption requests received during the three months ended December 31, 2019 totaling approximately 3.5 million shares went unfulfilled.
Acquisition of Real Estate Assets
Subsequent to December 31, 2019, the Company acquired two commercial properties for an aggregate purchase price of $59.5 million. The Company has not completed its initial purchase price allocation with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Assets in these consolidated financial statements for these properties.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Per Share NAV
On March 26, 2020, the Board established an estimated per share NAV of the Company’s common stock as of December 31, 2019, of $10.06 per share for both Class A Shares and Class T Shares. Commencing on March 30, 2020, distributions will be reinvested in shares of the Company’s common stock under the DRIP Offering at a price of $10.06 per share for both Class A Shares and Class T Shares. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. Pursuant to the terms of the Company’s share redemption program, commencing on March 30, 2020, the updated estimated per share NAV of $10.06 for both Class A Shares and Class T Shares, as of December 31, 2019, will serve as the most recent estimated value for purposes of the share redemption program, until such time as the Board determines a new estimated per share NAV.
Notes Payable and Derivative Instruments
Subsequent to December 31, 2019, the Company repaid in full $21.7 million of variable rate debt fixed through an interest rate swap agreement that matured on March 2, 2020. Additionally, the Company’s interest rate swap agreement associated with a $200.0 million notional amount was effective as of January 10, 2020, as discussed in Note 6 — Derivative Instruments and Hedging Activities.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
		Initial Costs to Company		Total	Which Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Real Estate Held for Investment:
3 Phoenix, Inc.:
Wake Forest, NC	(h)	$973	$8,330	$—	$9,303	$1,125	9/30/2014	2014
Amcor Rigid Plastics USA, Inc.:
Bellevue, OH	(h)	1,109	17,131	10,354	28,594	3,031	9/26/2014	1998
Anadarko:
Platteville, CO		1,733	21,303	—	23,036	197	9/20/2019	2014
Avnet, Inc.:
Phoenix, AZ	(h)	4,037	28,738	—	32,775	3,213	10/14/2016	1997
San Antonio, TX	(h)	1,619	9,611	—	11,230	1,615	12/19/2014	2014
County of Santa Clara:
San Jose, CA	(h)	4,561	17,508	—	22,069	2,927	1/13/2014	1997
Dow Chemical:
Lake Jackson, TX	(h)	1,679	52,140	—	53,819	4,547	1/31/2017	2015
E.I. DuPont de Nemours and Company:
Johnston, CO	(h)	1,587	33,027	—	34,614	4,755	12/19/2014	2014
Express Scripts:
Lincoln Hill, PA	(h)	2,873	14,064	—	16,937	2,324	11/9/2015	2015
Fidelity Building Services:
Sparks Glencoe, MD		1,455	7,807	—	9,262	11	12/20/2019	1981
Freeport-McMoRan Corporation:
Phoenix, AZ	$71,500	—	96,553	—	96,553	13,410	11/4/2014	2010
Fresenius Regional Call Center:
Tyler, TX	(h)	2,637	16,759	—	19,396	1,424	12/20/2016	2016
International Paper:
Memphis, TN		5,416	69,468	—	74,884	101	12/19/2019	2015
Keurig Green Mountain Coffee:
Burlington, MA	21,670	4,612	31,175	—	35,787	5,061	6/30/2014	2013
Burlington, MA	77,895	5,190	116,453	963	122,606	14,304	8/18/2015	2014
Lennar Homes:
Houston, TX	(h)	1,368	15,045	—	16,413	1,860	12/9/2015	2015
Mercury Systems
Andover, MA		11,307	21,293	—	32,600	177	10/15/2019	1997
Protein Simple:
San Jose, CA	(h)	10,798	21,611	25	32,434	3,464	10/23/2014	1982
RF Micro Devices:
Greensboro, NC	(h)	865	11,155	1,561	13,581	1,682	6/12/2014	1999
State of Alabama:
Birmingham, AL	(h)	1,950	26,831	1,124	29,905	4,083	4/30/2014	2010
Terraces at Copley Point:
San Diego, CA		18,492	59,157	—	77,649	416	10/31/2019	2009
Traveler's Insurance:
Walnut Creek, CA	(h)	6,098	6,786	42	12,926	739	3/24/2017	1983
United Rentals:
Charlotte, NC		2,240	20,351	—	22,591	24	12/16/2019	2003
Wyle CAS Group:
Huntsville, AL	(h)	2,033	18,384	—	20,417	3,104	7/9/2014	2013
TOTAL:	$171,065	$94,632	$740,680	$14,069	$849,381	$73,594
____________________________________

(a)	As of December 31, 2019, the Company owned one industrial and distribution property and 23 office properties.

S-1

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

(b)	Consists of capital expenditures and real estate development costs.

(c)	Gross intangible lease assets of $112.5 million and the associated accumulated amortization of $29.1 million are not reflected in the table above.

(d)	The aggregate cost for federal income tax purposes was approximately $950.3 million.

(e)	The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2019	2018	2017
Balance, beginning of period	$1,109,640	$1,099,793	$1,005,078
Additions
Acquisitions	240,022	—	83,186
Improvements	3,060	9,847	11,529
Total additions	243,082	9,847	94,715
Deductions
Cost of real estate sold	$(502,060)	—	—
Other	(1,281)	—	—
Total deductions	(503,341)	—	—
Balance, end of period	$849,381	$1,109,640	$1,099,793

(f)	The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2019	2018	2017
Balance, beginning of period	$99,701	$71,559	$43,992
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	19,276	27,811	27,384
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	185	331	183
Total additions	19,461	28,142	27,567
Deductions	—	—	—
Cost of real estate sold	(45,332)	—	—
Other	(236)	—	—
Total deductions	(45,568)	—	—
Balance, end of period	$73,594	$99,701	$71,559

(g)
The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

(h)	Part of the Credit Facility’s unencumbered borrowing base. As of December 31, 2019, the Company had $200.0 million outstanding under the Credit Facility.

S-2