Form 10-Q
period 2020-03-31
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2020-05-14
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2020, there were approximately 64.5 million shares of Class A common stock, par value $0.01 per share, and approximately 2.6 million shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$105,567	$94,632
Buildings and improvements	796,724	754,749
Intangible lease assets	122,250	112,473
Total real estate assets, at cost	1,024,541	961,854
Less: accumulated depreciation and amortization	(111,428)	(102,692)
Total real estate assets, net	913,113	859,162
Cash and cash equivalents	7,198	102,093
Restricted cash	2,539	1,364
Rents and tenant receivables	20,951	20,057
Prepaid expenses and other assets	1,118	1,572
Deferred costs, net	1,321	1,407
Total assets	$946,240	$985,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$401,293	$368,841
Accrued expenses and accounts payable	4,648	3,906
Due to affiliates	650	1,093
Intangible lease liabilities, net	28,658	26,295
Distributions payable	3,577	72,942
Derivative liability, deferred rental income and other liabilities	18,610	5,695
Total liabilities	457,436	478,772
Commitments and contingencies
Redeemable common stock	26,979	26,963
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 64,760,378 and 64,766,777 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	648	648
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,577,451 and 2,569,510 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	25	25
Capital in excess of par value	583,518	583,482
Accumulated distributions in excess of earnings	(110,849)	(104,007)
Accumulated other comprehensive loss	(11,517)	(228)
Total stockholders’ equity	461,825	479,920
Total liabilities, redeemable common stock, and stockholders’ equity	$946,240	$985,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental and other property income	$22,237	$27,642
Operating expenses:
General and administrative	1,265	1,267
Property operating	1,789	2,143
Real estate tax	1,088	2,375
Advisory fees and expenses	2,081	2,636
Transaction-related	10	65
Depreciation and amortization	8,521	9,028
Total operating expenses	14,754	17,514
Operating income	7,483	10,128
Other expense:
Interest expense and other, net	(3,823)	(6,180)
Net income	$3,660	$3,948

Class A Common Stock:
Net income	$3,565	$3,846
Basic and diluted weighted average number of common shares outstanding	64,757,133	64,840,701
Basic and diluted net income per common share	$0.06	$0.06

Class T Common Stock:
Net income	$95	$102
Basic and diluted weighted average number of common shares outstanding	2,574,710	2,551,361
Basic and diluted net income per common share	$0.04	$0.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$3,660	$3,948
Other comprehensive loss
Unrealized loss on interest rate swaps	(11,279)	(218)
Amount of gain reclassified from other comprehensive loss into income as interest expense and other, net	(10)	(718)
Total other comprehensive loss	(11,289)	(936)
Total comprehensive (loss) income	$(7,629)	$3,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2020	64,766,777	$648	2,569,510	$25	$583,482	$(104,007)	$(228)	$479,920
Issuance of common stock	423,488	4	17,414	—	4,405	—	—	4,409
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,502)	—	(10,502)
Distribution and stockholder servicing fees	—	—	—	—	4	—	—	4
Redemptions of common stock	(429,887)	(4)	(9,473)	—	(4,390)	—	—	(4,394)
Changes in redeemable common stock	—	—	—	—	(16)	—	—	(16)
Equity-based compensation	—	—	—	—	33	—	—	33
Comprehensive income (loss)	—	—	—	—	—	3,660	(11,289)	(7,629)
Balance as of March 31, 2020	64,760,378	$648	2,577,451	$25	$583,518	$(110,849)	$(11,517)	$461,825

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	64,838,403	$648	2,548,436	$25	$583,304	$(124,308)	$2,944	$462,613
Issuance of common stock	461,200	5	19,131	—	5,077	—	—	5,082
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,419)	—	(10,419)
Redemptions of common stock	(474,437)	(5)	(15,384)	—	(5,165)	—	—	(5,170)
Changes in redeemable common stock	—	—	—	—	88	—	—	88
Equity-based compensation	—	—	—	—	33	—	—	33
Comprehensive income (loss)	—	—	—	—	—	3,948	(936)	3,012
Balance as of March 31, 2019	64,825,166	$648	2,552,183	$25	$583,337	$(130,779)	$2,008	$455,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$3,660	$3,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	7,949	8,486
Amortization of deferred financing costs	274	263
Straight-line rental income	(1,715)	(891)
Equity-based compensation	33	33
Changes in assets and liabilities:
Rents and tenant receivables	821	(911)
Prepaid expenses and other assets	(552)	(1,135)
Accrued expenses and accounts payable	1,385	(393)
Deferred rental income and other liabilities	1,632	(1,477)
Due to affiliates	(393)	636
Net cash provided by operating activities	13,094	8,559
Cash flows from investing activities:
Investment in real estate assets	(59,505)	—
Real estate developments and capital expenditures	(675)	(330)
Payment of property escrow deposits	(700)	—
Refund of property escrow deposits	1,700	—
Proceeds from the settlement of insurance claims	—	28
Net cash used in investing activities	(59,180)	(302)
Cash flows from financing activities:
Redemptions of common stock	(4,394)	(5,170)
Distribution and stockholder servicing fees paid	(46)	(49)
Distributions to stockholders	(75,458)	(5,337)
Proceeds from credit facility	56,500	9,000
Repayments of credit facility and notes payable	(24,170)	(5,500)
Deferred financing costs paid	(66)	(50)
Net cash used in financing activities	(47,634)	(7,106)
Net (decrease) increase in cash and cash equivalents and restricted cash	(93,720)	1,151
Cash and cash equivalents and restricted cash, beginning of period	103,457	5,862
Cash and cash equivalents and restricted cash, end of period	$9,737	$7,013
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$7,198	$5,714
Restricted cash	2,539	1,299
Total cash and cash equivalents and restricted cash	$9,737	$7,013
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,577	$3,588
Accrued deferred financing costs	$—	$12
Change in fair value on interest rate swaps	$(11,289)	$(936)
Common stock issued through distribution reinvestment plan	$4,409	$5,082
Accrued capital expenditures	$22	$68
Supplemental Cash Flow Disclosures:
Interest paid	$3,942	$5,947
Cash paid for taxes	$17	$32
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on February 26, 2013, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company primarily acquires commercial real estate assets consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term “net leases”, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. As of March 31, 2020, the Company owned 26 properties, comprising approximately 3.9 million rentable square feet of 99.5% leased commercial space located in 12 states.
Substantially all of the Company’s business is conducted through Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”), of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole Corporate Income Management II, LLC, a Delaware limited liability company (“CCI II Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including in acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP Offering at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV price for the purposes of the share redemption program. On March 26, 2020, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of December 31, 2019, of $10.06 per share for both Class A Shares and Class T Shares. As a result, commencing on March 30, 2020, distributions are reinvested under the DRIP Offering at a price of $10.06 per share for both Class A Shares and Class T Shares, the updated estimated per share NAV as of December 31, 2019, as determined by the Board. Additionally, $10.06 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. The Board previously established a per share NAV as of February 29, 2016, December 31, 2016, December 31, 2017 and December 31, 2018. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm. The Company intends to publish an updated

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that the Company has greater visibility into the impact of the current novel coronavirus (“COVID-19”) pandemic on the Company’s property valuations.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2020 or 2019. The Company’s impairment assessment as of March 31, 2020 was based on the most current information available to the Company, including expected

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly in light of the negative economic impacts caused by the COVID-19 pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of March 31, 2020, we have not identified any further impairments resulting from COVID-19 related impacts, including as a result of tenant requests for rent relief. The Company intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an indicator of impairment. However, we have yet to see the long-term effects of COVID-19 on the economy and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of the economic impacts of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2020 or December 31, 2019.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. There were no property dispositions during the three months ended March 31, 2020 and 2019. The disposition of 18 of the Company’s individual properties subsequent to the three months ended March 31, 2019 did not qualify for discontinued operations presentation and, thus, the results of operations of the properties that were sold remain in income from continuing operations, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases and other intangibles, based in each case on their relative fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
Restricted Cash
The Company had $2.5 million and $1.4 million in restricted cash as of March 31, 2020 and December 31, 2019, respectively. Included in restricted cash was $2.3 million and $1.1 million held by lenders in lockbox accounts as of March 31, 2020 and December 31, 2019, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

excess is disbursed to the Company. Restricted cash also included $265,000 and $254,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of March 31, 2020 and December 31, 2019, respectively.
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
Lease costs represent the initial direct costs incurred in the origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Upon successful lease execution, leasing commissions are capitalized.
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
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

distributions declared less the distribution and stockholder servicing fees. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for the three months ended March 31, 2020 or 2019. Distributions per share are calculated based on the authorized daily distribution rate.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held- for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2016-13 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company adopted ASU 2018-13 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes, or another acceptable benchmark interest rate. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16. The Company has evaluated the effect of this new benchmark interest rate option, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

interests. Such indirect interests were previously treated the same as direct interests. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Due to the business disruptions and challenges severely affecting the global economy caused by COVID-19, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2020, the estimated fair value of the Company’s debt was $404.1 million, compared to a carrying value of $403.4 million. The estimated fair value of the Company’s debt was $371.1 million as of December 31, 2019, which approximated its carrying value.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2020 and as of December 31, 2019 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Financial liability:
Interest rate swap	$(11,517)	$—	$(11,517)	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$6	$—	$6	$—
Financial liability:
Interest rate swap	$(234)	$—	$(234)	$—
NOTE 4 — REAL ESTATE ASSETS
2020 Property Acquisitions
During the three months ended March 31, 2020, the Company acquired two office properties for an aggregate purchase price of $59.5 million (the “2020 Asset Acquisitions”), which includes $1.9 million of acquisition-related expenses that were capitalized. The Company funded the 2020 Asset Acquisitions with proceeds from real estate dispositions during the year ended December 31, 2019. The Company did not acquire any properties during the three months ended March 31, 2019.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

The following table summarizes the purchase price allocations for the 2020 Asset Acquisitions (in thousands):

2020 Asset Acquisitions
Land	$10,935
Buildings and improvements	41,943
Acquired in-place leases and other intangibles (1)	9,777
Intangible lease liabilities (2)	(3,150)
Total purchase price	$59,505
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 12.4 years.

(2)	The weighted average amortization period for acquired intangible lease liabilities was 12.7 years.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands, except weighted average life remaining):

	March 31, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $30,814 and $28,347 respectively (with a weighted average life remaining of 8.9 years and 8.8 years, respectively)	$83,622	$76,312
Acquired above-market leases, net of accumulated amortization of $966 and $751, respectively (with a weighted average life remaining of 11.9 years and 12.1 years, respectively)	6,848	7,063
Total intangible lease assets, net	$90,470	$83,375
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $10,190 and $9,403, respectively (both with a weighted average life remaining of 8.9 years)	$28,658	$26,295
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
In-place lease and other intangible amortization	$2,467	$2,423
Above-market lease amortization	$215	$31
Below-market lease amortization	$787	$573

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

As of March 31, 2020, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2020	$7,532	$521	$2,404
2021	10,043	694	3,206
2022	10,043	694	3,206
2023	9,336	578	3,206
2024	8,592	531	3,206
Thereafter	38,076	3,830	13,430
Total	$83,622	$6,848	$28,658
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the three months ended March 31, 2020, one of the Company’s interest rate swap agreements matured. Additionally, the Company’s interest rate swap agreement associated with a $200.0 million notional amount became effective as of January 10, 2020. As of March 31, 2020, the Company had one interest rate swap agreement.
The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest Rates (1)	Effective Dates	Maturity Dates	Fair Value of Liability as of
	Balance Sheet Location	March 31, 2020				March 31, 2020	December 31, 2019 (2)
Interest Rate Swap	Derivative liability, deferred rental income and other liabilities	$200,000	3.02%	1/10/2020	12/10/2024	$(11,517)	$(234)
______________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2020.

(2)
As of December 31, 2019, the Company had one interest rate swap agreement in an asset position with a notional amount of $21.7 million and a fair value of $6,000 included in prepaid expenses and other assets on the condensed consolidated balance sheets.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2020 and 2019, the amount of gains reclassified from other comprehensive loss as a decrease to interest expense was $10,000 and $718,000, respectively. During the next 12 months, the Company estimates that $2.6 million will be reclassified from other comprehensive loss as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest of $11.7 million as of March 31, 2020. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2020.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of March 31, 2020, the Company had $401.3 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 3.5% and weighted average term to maturity of 2.9 years. The weighted average term to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of March 31, 2020 and December 31, 2019 and the debt activity for the three months ended March 31, 2020 (in thousands):

		During the Three Months Ended March 31, 2020
	Balance as of December 31, 2019	Debt Issuance, Net	Repayments and Modifications	Accretion	Balance as of March 31, 2020
Fixed rate debt	$171,065	$—	$(21,670)	$—	$149,395
Credit facility	200,000	56,500	(2,500)	—	254,000
Total debt	371,065	56,500	(24,170)	—	403,395
Deferred costs – credit facility (1)	(2,116)	—	—	45	(2,071)
Deferred costs – fixed rate debt	(108)	—	—	77	(31)
Total debt, net	$368,841	$56,500	$(24,170)	$122	$401,293
______________________

(1)	Deferred costs related to the term portion of the Credit Facility, as defined below.
Notes Payable
As of March 31, 2020, the Company had fixed rate debt outstanding of $149.4 million. The fixed rate debt has interest rates ranging from 4.3% to 4.8% per annum and matures on various dates from April 2020 to November 2020. As of March 31, 2020, the fixed rate debt had a weighted average interest rate of 4.5%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $230.7 million as of March 31, 2020. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. Subsequent to March 31, 2020, the Company repaid $71.5 million of mortgage notes that matured on April 6, 2020. With respect to the remaining $77.9 million of debt maturing within the next 12 months following the date these financial statements are issued, the Company believes cash on hand, net cash provided by operations, borrowings available under the Credit Facility or the entry into new financing arrangements will be sufficient in order to meet its debt obligations.
Credit Facility
The Company has a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent, and the lenders under the credit agreement (the “Credit Agreement”), that allows for borrowings of up to $500.0 million (the “Credit Facility”), including a $300.0 million delayed draw term loan facility (the “Term Loan”) and up to $200.0 million in revolving loans under a revolving credit facility (the “Revolving Loans”). The Credit Facility replaced the Company’s prior unsecured credit facility with JPMorgan Chase (the “Prior Credit Agreement”), and the Company used the proceeds of the Term Loan to repay amounts outstanding under the Prior Credit Agreement. The Term Loan matures on December 10, 2024. The Revolving Loans are set to mature on December 10, 2023; however, the Company may elect to extend the maturity date of the Revolving Loans for up to two six-month periods, but no later than December 10, 2024, subject to satisfying certain conditions described in the Credit Agreement.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR, multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”), plus an applicable rate ranging from 1.40% to 1.90%, or (ii) a base rate, ranging from 0.40% to 0.90%, plus the greater of: (a) JPMorgan Chase’s prime rate; (b) the NYFRB Rate, as defined in the Credit Agreement, plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one-month plus 1.00%. As of March 31, 2020, there was $54.0 million outstanding under the Revolving Loans at a weighted average interest rate of 2.6%, and the amount outstanding under the Term Loan totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan at an all-in rate of 3.02%. As of March 31, 2020, the Company had $241.1 million in unused capacity under the Credit Facility, subject to borrowing availability. The Company had available borrowings of $174.5 million as of March 31, 2020.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $400.0 million plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Credit Agreement, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and recourse debt at less than or equal to 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2020.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2020 (in thousands):

Principal Repayments
Remainder of 2020	$149,395
2021	—
2022	—
2023	54,000
2024	200,000
Thereafter	—
Total	$403,395
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
March 31, 2020 (Unaudited) – (Continued)

NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, fees and expenses payable to CCI II Management and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Distribution and stockholder servicing fees
The Company pays CCO Capital a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares that were sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears from cash flows from operations or, if the Company’s cash flows from operations are not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flows. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital was recognized at the time each Class T Share was sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the transfer agent, on behalf of the Company, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 7.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP portion of the Offering; (iii) the fifth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP portion of the Offering) terminated; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform. No distribution and stockholder servicing fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.
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
Advisory fees and expenses
The Company pays CCI II Management a monthly advisory fee based upon the Company’s monthly average invested assets, which, for those assets acquired prior to January 1, 2020, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2019, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2019, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
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
March 31, 2020 (Unaudited) – (Continued)

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
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Management will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Management will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CCI II Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2020 and 2019, no subordinated performance fees were incurred related to any such events.
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CCI II Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Distribution and stockholder servicing fees (1)	$46	$49
Acquisition fees and expenses	$1,312	$65
Advisory fees and expenses	$2,081	$2,636
Operating expenses	$206	$386
______________________

(1)
Amounts are calculated in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $242,000 and $492,000 for the three months ended March 31, 2020 and 2019, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of March 31, 2020 and December 31, 2019, $650,000 and $1.1 million, respectively, was recorded for services and expenses incurred, but not yet reimbursed, to CCI II Management or its affiliates. These amounts are primarily for operating expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
NOTE 10 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CCI II Management or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

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
NOTE 11 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 376,000 are available for future grant as of March 31, 2020.
As of March 31, 2020, Company has granted awards of approximately 6,000 restricted Class A Shares to each of the independent members of the Board (approximately 24,000 restricted shares in aggregate) under the Plan. As of March 31, 2020, 12,000 of the restricted Class A Shares had vested based on one year of continuous service. The remaining 12,000 shares issued had not vested or been forfeited as of March 31, 2020. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 for the three months ended March 31, 2020 and 2019, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2020, there was $66,000 of total unrecognized compensation expense related to these restricted Class A Shares, which will be recognized ratably over the remaining period of service prior to October 1, 2020.
NOTE 12 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company accounts for lease and non-lease components as a single, combined operating lease component. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of March 31, 2020, the leases had a weighted-average remaining term of 8.8 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2020	$54,796
2021	75,973
2022	77,683
2023	75,343
2024	70,648
Thereafter	349,129
Total	$703,572

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Rental and other property income during the three months ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed rental and other property income (1)	$19,945	$23,601
Variable rental and other property income (2)	2,292	4,041
Total rental and other property income	$22,237	$27,642
______________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses.
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 2.5 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $170,000 in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $12,000 of ground lease expense during the three months ended March 31, 2020, all of which was paid in cash during the period it was recognized. As of March 31, 2020, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $36,000 for the remainder of 2020, and $48,000 annually for 2021 through the maturity date of the lease in October 2022.
NOTE 13 — SUBSEQUENT EVENTS
COVID-19 Update
The global outbreak of COVID-19 continues to adversely impact commercial activity and has contributed to significant volatility in financial markets. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the Company’s business. The extent to which this pandemic could affect the Company’s financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The magnitude of the outbreak will depend on factors beyond the Company’s control including actions taken by local, state and federal agencies, non-governmental organizations, the medical community, the Company’s tenants, and others. Due to these uncertainties, the Company is unable to predict the impact that the COVID-19 pandemic will have on the Company’s financial condition, results of operations and cash flows in future periods or the impact that COVID-19 will have on the Company’s tenants and other business partners; however, any material effect on these parties could adversely impact the Company. From late March through May 8, 2020, the Company received a short term rent relief request or request for further discussion from one tenant, totaling approximately $209,000 of monthly base rent. The Company has not reached any agreements with any of its tenants in regard to rental relief.
Redemption of Shares of Common Stock
Subsequent to March 31, 2020, the Company redeemed approximately 434,000 shares for $4.4 million at an average per share price of $10.06 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2020 to an amount equal to the net proceeds the Company received from the sale of shares pursuant to the DRIP Offering during the respective period. The remaining redemption requests received during the three months ended March 31, 2020, totaling approximately 3.8 million shares, went unfulfilled.
Credit Facility and Notes Payable
Subsequent to March 31, 2020, the Company borrowed $125.0 million on the Revolving Loans to increase cash liquidity and repaid $71.5 million of mortgage notes that matured on April 6, 2020.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Second Amended and Restated Distribution Reinvestment Plan
Subsequent to March 31, 2020, the Board approved and adopted a Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRIP”). The Amended DRIP is effective as of May 15, 2020. The Amended DRIP amends and restates the Company’s Amended and Restated Distribution Reinvestment Plan (the “Plan”) and, among other changes, (i) provides that the Plan may be suspended at any time by majority vote of the Board without prior notice to Plan participants if the Board believes such action is in the best interest of the Company and its stockholders, and (ii) clarifies that the Company may provide notice of any amendment, supplement, suspension or termination of the Plan by including such information in a Current Report on Form 8-K or in its annual or quarterly reports filed with the SEC or in a separate mailing to Plan participants.
Amended Share Redemption Program
Subsequent to March 31, 2020, the Board approved and adopted an Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”). The Amended Share Redemption Program is effective as of June 1, 2020. The Amended Share Redemption Program amends and restates the Company’s Share Redemption Program (the “Program”) and, among other changes, replaces the requirement for advance notice of any modification, suspension or termination of the Program with a provision that the Board may amend the terms of, suspend or terminate the Amended Share Redemption Program at any time in its sole discretion if it believes that such action is in the best interest of the Company and its stockholders, and that any material modifications or suspension of the Amended Share Redemption Program will be disclosed to stockholders as promptly as practicable in the Company’s reports filed with the SEC and via its website. The Amended Share Redemption Program also clarifies the types of stockholders whose share redemption requests are eligible to qualify for the special treatment that may be afforded in event of the death of a stockholder, as well as the process for such redemptions, and extends the time during which notice of any stockholder death must be given in connection with any such redemption requests, from 270 days to 12 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Office & Industrial REIT (CCIT II), Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19, and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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

•	We are subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are subject to risks associated with the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with COVID-19.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

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
Overview
We were formed on February 26, 2013, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced our principal operations on January 13, 2014 when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 275,000 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed and operated by CCI II Management. CIM indirectly owns and/or controls CCI II Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 99.5% of our rentable square feet was under lease as of March 31, 2020, with a weighted average remaining lease term of 8.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the outbreak of the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. The global spread of COVID-19 has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term and has negatively impacted almost every industry directly or indirectly, including industries in which we and our tenants operate.
The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The magnitude of the outbreak will depend on factors beyond our control including actions taken by local, state and federal agencies, non-governmental organizations, the medical community, our tenants, and others. Due to these uncertainties, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operation and cash flows in future periods or the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us.
As of May 8, 2020, the Company had received April 2020 base rent payments from 100.0% of its portfolio. In addition, the Company received a short-term rent relief request from a tenant totaling approximately $209,000 of monthly base rent. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. No abatement or modifications have been reached as of May 8, 2020.
We are actively managing our response to COVID-19 in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. We intend to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that we have greater visibility into the impact of the COVID-19 pandemic on our property valuations. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis, and has approved and adopted an Amended DRIP and an Amended Share Redemption Program that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. Subsequent to March 31, 2020, we borrowed $125.0 million on the Revolving Loans in order to increase liquidity during this period of economic uncertainty. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Operating Highlights and Key Performance Indicators
2020 Activity

•	Acquired two properties for an aggregate purchase price of $59.5 million.

•	Increased total debt by $32.3 million, from $371.1 million to $403.4 million.

•	Borrowed $125.0 million on the Revolving Loans to increase cash liquidity subsequent to March 31, 2020.
Portfolio Information
As of March 31, 2020, we owned 26 properties comprising 3.9 million rentable square feet of commercial space located in 12 states, which were 99.5% leased with a weighted average remaining lease term of 8.8 years. As of March 31, 2020, two of our tenants, Keurig Green Mountain and Freeport-McMoRan, accounted for 15% and 12%, respectively, of our 2020 annualized rental income. As of March 31, 2020, we also had certain geographic concentrations in our property holdings. In particular, as of March 31, 2020, four of our properties were located in Massachusetts, four properties were located in California, two properties were located in Arizona, and four properties were located in Texas which accounted for 21%, 18%, 15% and 11% of our 2020 annualized rental income, respectively. In addition, we had tenants in the manufacturing, mining and natural resources, wholesale, and professional services industries, which comprised 20%, 15%, 15% and 12%, respectively, of our 2020 annualized rental income.
The following table shows the property statistics of our real estate assets as of March 31, 2020 and 2019:

	As of March 31,
	2020	2019
Number of commercial properties	26	36
Rentable square feet (in thousands)	3,918	11,495
Percentage of rentable square feet leased	99.5%	100.0%
Percentage of investment-grade tenants (1)	53.0%	69.6%
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

The following table summarizes our real estate acquisition activity during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Commercial properties acquired	2	—
Purchase price of acquired properties (in thousands)	$59,505	$—
Rentable square feet of acquired properties (in thousands)	261	—
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, the effects of the recent outbreak of COVID-19, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties. Currently, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.
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
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019	Change
Net income	$3,660	$3,948	$(288)
Interest expense and other, net	3,823	6,180	(2,357)
Operating income	7,483	10,128	(2,645)

Depreciation and amortization	8,521	9,028	(507)
Transaction-related expenses	10	65	(55)
Advisory fees and expenses	2,081	2,636	(555)
General and administrative expenses	1,265	1,267	(2)
Net operating income	$19,360	$23,124	$(3,764)

A total of 18 properties were acquired before January 1, 2019 and represent our “same store” properties during the three months ended March 31, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$22,237	$27,642	$(5,405)	$14,444	$15,001	$(557)	$7,793	$12,641	$(4,848)

Property operating expenses	1,789	2,143	(354)	1,154	1,522	(368)	635	621	14
Real estate tax expenses	1,088	2,375	(1,287)	518	535	(17)	570	1,840	(1,270)
Total property operating expenses	2,877	4,518	(1,641)	1,672	2,057	(385)	1,205	2,461	(1,256)

Net operating income	$19,360	$23,124	$(3,764)	$12,772	$12,944	$(172)	$6,588	$10,180	$(3,592)
Interest Expense and Other, Net
The decrease in interest expense and other, net of $2.4 million during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average aggregate amount of debt outstanding to $401.8 million during the three months ended March 31, 2020, compared to an average outstanding debt balance of $606.7 million for the three months ended March 31, 2019 as a result of debt repayments in connection with the disposition of the underlying properties. In addition, the weighted average interest rate decreased from 3.9% as of March 31, 2019, to 3.5% as of March 31, 2020.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $507,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to the sale of 18 properties subsequent to the three months ended March 31, 2019.
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
The decrease in transaction-related expenses of $55,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to advisor reimbursements incurred during the three months ended March 31, 2019 in connection with the sale of 18 properties subsequent to March 31, 2019.
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
The decrease in advisory fees and expenses of $555,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in our average invested assets to $1.1 billion for the three months ended March 31, 2020, compared to $1.4 billion during the same period in 2019, as a result of the sale of 18 properties subsequent to the three months ended March 31, 2019.

General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, transfer agent fees, and professional and accounting fees.
General and administrative expenses remained consistent during the three months ended March 31, 2020, as compared to the same period in 2019.
Net Operating Income
Same store property net operating income decreased $172,000 during the three months ended March 31, 2020, as compared to the same period in 2019. The decrease was primarily due to a vacancy at one property subsequent to the three months ended March 31, 2019.
Non-same store property net operating income decreased $3.6 million during the three months ended March 31, 2020, as compared to the same period in 2019. The decrease was primarily due to the disposition of 18 properties subsequent to the three months ended March 31, 2019.
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
As of March 31, 2020, we had distributions payable of $3.6 million.
On April 20, 2020, our Board approved the declaration of a distribution for April 2020 at a rate of $0.035 per share, less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis) for stockholders of record as of April 30, 2020. Given the impact of the COVID-19 pandemic, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2020			2019
	Amount		Percent	Amount		Percent
Distributions paid in cash	$75,458		94%	$5,337		51%
Distributions reinvested	4,409		6%	5,082		49%
Total distributions	$79,867		100%	$10,419		100%
Sources of distributions:
Net cash provided by operating activities (1)	$10,511		13%	$10,419	(2)	100%
Proceeds from real estate dispositions	69,356	(3)	87%	—		—%
Total sources	$79,867		100%	$10,419		100%
______________________

(1)	Net cash provided by operating activities for the three months ended March 31, 2020 and 2019 was $13.1 million and $8.6 million, respectively.

(2)
Our distributions covered by cash flows from operating activities for the three months ended March 31, 2019 include cash flows from operating activities in excess of distributions from prior periods of $1.9 million.

(3)
On December 23, 2019, our Board authorized the declaration of a distribution of $1.03 per share (the “2019 Distribution”) on our Class A Shares and Class T Shares to all stockholders of record of such shares as of the close of business on December 30, 2019. The 2019 Distribution was paid on January 15, 2020. We designated the 2019 Distribution as a special distribution, which represents a portion of the proceeds from the sale of 18 industrial properties on April 9, 2019.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 3.8 million shares for $38.4 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended March 31, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2020, to shares issued pursuant to the DRIP Offering during the respective period. During the three months ended March 31, 2020, we received valid redemption requests under our share redemption program totaling approximately 4.2 million shares, of which we redeemed approximately 434,000 shares subsequent to March 31, 2020 for $4.4 million at an average price of $10.06 per share. The remaining redemption requests relating to approximately 3.8 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP Offering.
Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report. However, if the outbreak continues on its current trajectory, such impacts could be material.
Our Credit Facility provides for borrowings of up to $500.0 million, which includes a $300.0 million Term Loan and up to $200.0 million in Revolving Loans. As of March 31, 2020, we had $241.1 million in unused capacity under the Credit Facility, subject to borrowing availability. The Company had available borrowings of $174.5 million as of March 31, 2020. As of March 31, 2020, we also had cash and cash equivalents of $7.2 million.
Subject to potential credit losses in the remainder of 2020 due to customers that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of COVID-19, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offerings and borrowings from the Credit Facility or other sources. Subsequent to March 31, 2020, we borrowed $125.0 million on the Revolving Loans to increase cash liquidity. Additionally, given the impact of COVID-19, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our property valuations. Subsequent to March 31, 2020, our Board approved and adopted an Amended DRIP and an Amended Share Redemption Program that, among other changes, respectively provide that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. See Note 13 — Subsequent Events to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion on the Amended DRIP and Amended Share Redemption Program.
As of March 31, 2020, we believe that we were in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under our various fixed and variable rate debt agreements. However, our continued compliance with these debt covenants depends on many factors, including rent collections, which is impacted by the current and future economic conditions related to COVID-19.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, redemptions, certain capital expenditures, and interest and principal on current and any future debt financings, including principal repayments of $149.4 million due within the next 12 months, $71.5 million of which was repaid subsequent to March 31, 2020. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months. Management intends to use the proceeds from the sale of its disposition of properties to, among other things, acquire additional high-quality net-lease properties in furtherance of our investment objectives and for other general corporate purposes.
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
Contractual Obligations
As of March 31, 2020, we had debt outstanding with a carrying value of $403.4 million and a weighted average interest rate of 3.5%. See Note 7 — Credit Facility and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$149,395	$149,395	$—	$—	$—
Interest payments – fixed rate debt	2,038	2,038	—	—	—
Principal payments – Credit Facility	254,000	—	—	254,000	—
Interest payments – Credit Facility (2)	33,549	7,424	14,888	11,237	—
Total	$438,982	$158,857	$14,888	$265,237	$—
______________________

(1)	The table does not include amounts due to CCI II Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.02% as of March 31, 2020, which is the fixed rate under the interest rate swap agreement. There was $54.0 million outstanding under the Revolving Loans with a weighted average interest rate of 2.6% as of March 31, 2020.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if both approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CCI II Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of March 31, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 40.9% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 37.2%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2019 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2020 through March 31, 2020, is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 40.2%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2020 (dollar amounts in thousands):

Balance as of March 31, 2020
Credit facility and notes payable, net	$401,293
Deferred costs (1)	2,102
Less: Cash and cash equivalents	(7,198)
Net debt	$396,197
Gross real estate assets, net (2)	$985,693
Net debt leverage ratio	40.2%
______________________

(1)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.

(2)	Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $4.5 million for the three months ended March 31, 2020, as compared to the same period in 2019. The change was primarily due to an increase in changes in deferred rental income and other liabilities due to the timing of cash receipts. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $58.9 million for the three months ended March 31, 2020, as compared to the same period in 2019. The change was primarily due to the acquisition of two properties during the three months ended March 31, 2020, compared to no property activity during the three months ended March 31, 2019.
Financing Activities. Net cash used in financing activities increased by $40.5 million for the three months ended March 31, 2020, as compared to the same period in 2019. The change resulted primarily from the special distribution to investors that was paid on January 15, 2020, offset by an increase in net borrowings on the Credit Facility during the three months ended March 31, 2020, compared to the same period in 2019.

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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto.
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
Conflicts of Interest
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT V, a director of CCIT III, CMFT and CIM Income NAV, and president and treasurer of CCI II Management. One of our directors, Richard S. Ressler, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT, CCIT III and CIM Income NAV, and is vice president of CCI II Management. Another one of our directors, Elaine Y. Wong, who is a principal of CIM, serves as a director for CIM Income NAV, CCPT V and CMFT. One of our independent directors, Calvin E. Hollis, also serves as a director of CCPT V. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CCI II Management and is an officer of certain of its affiliates. In addition, affiliates of CCI II Management act as an advisor to CMFT, CCPT V, CIM Income NAV and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CCI II Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI II Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2020, we had variable rate debt of $54.0 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $270,000 per year.
As of March 31, 2020, we had one interest rate swap agreement outstanding, which matures on December 10, 2024, with an aggregate notional amount of $200.0 million and an aggregate fair value of the net derivative liability of $11.5 million. The fair value of interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2020, an increase of 50 basis points in interest rates would result in a net change of $4.7 million to the fair value of the net derivative liability, resulting in a net derivative liability of $6.8 million. A decrease of 50 basis points in interest rates would result in a net change of $4.8 million to the fair value of the net derivative liability, resulting in a net derivative liability of $16.3 million.
As the information presented above includes only those exposures that existed as of March 31, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
We have variable rate debt outstanding under our Credit Facility and interest rate swap agreements maturing on various dates from December 2023 to December 2024, as discussed further above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.
Pandemics or other health crises may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19.
The risk, or public perception of the risk, of the COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities may adversely affect our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could adversely impact those tenants’ sales and/or cause the temporary closure or slowdown of certain of our tenants’ businesses and could have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.
The extent to which COVID-19 will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in the 2019 Annual Report should be interpreted as heightened risks as a result of the impact of COVID-19.
The declaration, amount and payment of future cash distributions on our common stock are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic could adversely affect our ability to pay distributions. Our Board is under no obligation or requirement to declare future distributions and will continue to assess our common stock distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay distributions on our common stock or that the level of distributions will be maintained to increased.
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
To the extent that cash flows from operations have been or are insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flows from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
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
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31, 2020			Year Ended December 31, 2019
	Amount		Percent	Amount		Percent
Distributions paid in cash	$75,458		94%	$22,851		54%
Distributions reinvested	4,409		6%	19,388		46%
Total distributions	$79,867		100%	$42,239		100%
Sources of distributions:
Net cash provided by operating activities (1)	$10,511		13%	$42,239	(2)	100%
Proceeds from real estate dispositions	69,356	(3)	87%	—		—%
Total sources	$79,867		100%	$42,239		100%

(1)	Net cash provided by operating activities for the three months ended March 31, 2020 and the year ended December 31, 2019 was $13.1 million and $35.4 million, respectively.

(2)
Our distributions covered by cash flows from operating activities for the year ended December 31, 2019 include cash flows from operating activities in excess of distributions from prior periods of $6.8 million.

(3)
On December 23, 2019, our Board authorized the declaration of a distribution of $1.03 per share (the “2019 Distribution”) on our Class A Shares and Class T Shares to all stockholders of record of such shares as of the close of business on December 30, 2019. The 2019 Distribution was paid on January 15, 2020. We designated the 2019 Distribution as a special distribution, which represents a portion of the proceeds from the sale of 18 industrial properties on April 9, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Board has adopted a share redemption program that permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate the share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 3.8 million shares for $38.4 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended March 31, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2020, to shares issued pursuant to the DRIP Offering during the respective period. The estimated per share NAV of $10.06 determined by the Board as of December 31, 2019 serves as the most recent estimated value for purposes of the share redemption program, effective March 30, 2020, until such time as the Board determines a new estimated per share NAV.

In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2020, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 – January 31, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
February 1, 2020 – February 29, 2020
Class A Shares	429,887	$10.00	429,887	(1)
Class T Shares	9,127	$10.00	9,127	(1)
March 1, 2020 – March 31, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	346	$10.00	346	(1)
Total	439,360		439,360	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of Cole Office & Industrial REIT (CCIT II), Inc. dated January 10, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-187470), filed on January 13, 2014).

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

3.4
Amended and Restated Bylaws of Cole Office & Industrial REIT (CCIT II), Inc. effective November 12, 2013 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 333-187470), filed on November 13, 2013).

4.1	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on May 1, 2020).
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: May 14, 2020