Form 10-Q
period 2020-06-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2020-08-14
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2020, there were approximately 64.5 million shares of Class A common stock, par value $0.01 per share, and approximately 2.6 million shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$105,567	$94,632
Buildings and improvements	800,259	754,749
Intangible lease assets	122,250	112,473
Total real estate assets, at cost	1,028,076	961,854
Less: accumulated depreciation and amortization	(120,249)	(102,692)
Total real estate assets, net	907,827	859,162
Cash and cash equivalents	13,358	102,093
Restricted cash	—	1,364
Rents and tenant receivables	22,710	20,057
Prepaid expenses and other assets	1,040	1,572
Deferred costs, net	1,248	1,407
Total assets	$946,183	$985,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and note payable, net	$409,917	$368,841
Accrued expenses and accounts payable	3,652	3,906
Due to affiliates	1,011	1,093
Intangible lease liabilities, net	27,856	26,295
Distributions payable	2,736	72,942
Derivative liability, deferred rental income and other liabilities	18,023	5,695
Total liabilities	463,195	478,772
Commitments and contingencies
Redeemable common stock	26,159	26,963
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 64,682,738 and 64,766,777 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	647	648
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,575,005 and 2,569,510 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	25	25
Capital in excess of par value	583,558	583,482
Accumulated distributions in excess of earnings	(114,662)	(104,007)
Accumulated other comprehensive loss	(12,739)	(228)
Total stockholders’ equity	456,829	479,920
Total liabilities, redeemable common stock, and stockholders’ equity	$946,183	$985,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental and other property income	$23,224	$15,704	$45,461	$43,346
Operating expenses:
General and administrative	1,457	1,198	2,722	2,465
Property operating	2,376	1,694	4,165	3,837
Real estate tax	1,113	382	2,201	2,757
Advisory fees and expenses	2,175	1,654	4,256	4,290
Transaction-related	68	111	78	176
Depreciation and amortization	8,647	5,578	17,168	14,606
Total operating expenses	15,836	10,617	30,590	28,131
Gain on disposition of real estate, net	—	119,978	—	119,978
Operating income	7,388	125,065	14,871	135,193
Other expense:
Interest expense and other, net	(3,537)	(2,015)	(7,360)	(8,195)
Loss on extinguishment of debt	—	(570)	—	(570)
Total other expense	(3,537)	(2,585)	(7,360)	(8,765)
Net income	$3,851	$122,480	$7,511	$126,428

Class A Common Stock:
Net income	$3,747	$117,884	$7,312	$121,734
Basic and diluted weighted average number of common shares outstanding	64,716,742	64,818,241	64,739,769	64,829,409
Basic and diluted net income per common share	$0.06	$1.82	$0.11	$1.88

Class T Common Stock:
Net income	$104	$4,596	$199	$4,694
Basic and diluted weighted average number of common shares outstanding	2,576,239	2,555,603	2,575,475	2,553,493
Basic and diluted net income per common share	$0.04	$1.80	$0.08	$1.84
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$3,851	$122,480	$7,511	$126,428
Other comprehensive loss
Unrealized loss on interest rate swaps	(1,784)	(351)	(13,063)	(569)
Amount of gain reclassified from other comprehensive loss into income as interest expense and other, net	562	(639)	552	(1,357)
Total other comprehensive loss	(1,222)	(990)	(12,511)	(1,926)
Total comprehensive income (loss)	$2,629	$121,490	$(5,000)	$124,502
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2020	64,766,777	$648	2,569,510	$25	$583,482	$(104,007)	$(228)	$479,920
Issuance of common stock	423,488	4	17,414	—	4,405	—	—	4,409
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,502)	—	(10,502)
Commissions on stock sales and related dealer manager fees	—	—	—	—	4	—	—	4
Redemptions of common stock	(429,887)	(4)	(9,473)	—	(4,390)	—	—	(4,394)
Changes in redeemable common stock	—	—	—	—	(16)	—	—	(16)
Equity-based compensation	—	—	—	—	33	—	—	33
Comprehensive income (loss)	—	—	—	—	—	3,660	(11,289)	(7,629)
Balance as of March 31, 2020	64,760,378	$648	2,577,451	$25	$583,518	$(110,849)	$(11,517)	$461,825
Issuance of common stock	340,031	3	13,658	—	3,541	—	—	3,544
Distributions declared on common stock — $0.11 per common share	—	—	—	—	—	(7,664)	—	(7,664)
Distribution and stockholder servicing fees	—	—	—	—	6	—	—	6
Redemptions of common stock	(417,671)	(4)	(16,104)	—	(4,359)	—	—	(4,363)
Changes in redeemable common stock	—	—	—	—	820	—	—	820
Equity-based compensation	—	—	—	—	32	—	—	32
Comprehensive income (loss)	—	—	—	—	—	3,851	(1,222)	2,629
Balance as of June 30, 2020	64,682,738	$647	2,575,005	$25	$583,558	$(114,662)	$(12,739)	$456,829

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	64,838,403	$648	2,548,436	$25	$583,304	$(124,308)	$2,944	$462,613
Issuance of common stock	461,200	5	19,131	—	5,077	—	—	5,082
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,419)	—	(10,419)
Redemptions of common stock	(474,437)	(5)	(15,384)	—	(5,165)	—	—	(5,170)
Changes in redeemable common stock	—	—	—	—	88	—	—	88
Equity-based compensation	—	—	—	—	33	—	—	33
Comprehensive income (loss)	—	—	—	—	—	3,948	(936)	3,012
Balance as of March 31, 2019	64,825,166	$648	2,552,183	$25	$583,337	$(130,779)	$2,008	$455,239
Issuance of common stock	436,379	4	17,557	—	5,004	—	—	5,008
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,531)	—	(10,531)
Redemptions of common stock	(447,066)	(4)	(12,407)	—	(5,055)	—	—	(5,059)
Changes in redeemable common stock	—	—	—	—	53	—	—	53
Equity-based compensation	—	—	—	—	32	—	—	32
Comprehensive income (loss)	—	—	—	—	—	122,480	(990)	121,490
Balance as of June 30, 2019	64,814,479	$648	2,557,333	$25	$583,371	$(18,830)	$1,018	$566,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$7,511	$126,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	15,968	13,546
Amortization of deferred financing costs	488	508
Straight-line rental income	(3,291)	(1,343)
Equity-based compensation	65	65
Gain on disposition of real estate, net	—	(119,978)
Loss on extinguishment of debt	—	570
Changes in assets and liabilities:
Rents and tenant receivables	638	4,303
Prepaid expenses and other assets	(474)	(171)
Accrued expenses and accounts payable	130	(4,683)
Deferred rental income and other liabilities	(177)	(3,429)
Due to affiliates	20	(448)
Net cash provided by operating activities	20,878	15,368
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(63,456)	(1,613)
Net proceeds from disposition of real estate assets	—	556,970
Payment of property escrow deposits	(700)	—
Refund of property escrow deposits	1,700	—
Proceeds from the settlement of insurance claims	—	28
Net cash (used in) provided by investing activities	(62,456)	555,385
Cash flows from financing activities:
Redemptions of common stock	(8,757)	(10,229)
Distribution and stockholder servicing fees paid	(92)	(100)
Distributions to stockholders	(80,419)	(10,977)
Proceeds from credit facility	181,500	9,000
Repayments of credit facility and notes payable	(140,670)	(185,722)
Deferred financing costs paid	(83)	(84)
Net cash used in financing activities	(48,521)	(198,112)
Net (decrease) increase in cash and cash equivalents and restricted cash	(90,099)	372,641
Cash and cash equivalents and restricted cash, beginning of period	103,457	5,862
Cash and cash equivalents and restricted cash, end of period	$13,358	$378,503
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$13,358	$377,178
Restricted cash	—	1,325
Total cash and cash equivalents and restricted cash	$13,358	$378,503
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$2,736	$3,471
Change in fair value on interest rate swaps	$(12,511)	$(1,926)
Common stock issued through distribution reinvestment plan	$7,953	$10,090
Accrued capital expenditures	$281	$240
Fair value of mortgage note assumed by buyer in real estate disposition	$—	$(56,980)
Supplemental Cash Flow Disclosures:
Interest paid	$7,406	$10,347
Cash paid for taxes	$573	$106
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on February 26, 2013, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company primarily acquires commercial real estate assets consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term “net leases”, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. As of June 30, 2020, the Company owned 26 properties, comprising approximately 3.9 million rentable square feet of 99.6% leased commercial space located in 12 states.
Substantially all of the Company’s business is conducted through Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership (“CCI II OP”), of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole Corporate Income Management II, LLC, a Delaware limited liability company (“CCI II Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including in acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; Phoenix, Arizona; Orlando, Florida; Tokyo, Japan; and Atlanta, Georgia.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP Offering at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV price for the purposes of the share redemption program. On June 30, 2020, the estimated per share NAV was $9.92 per share, which was established by the Board on May 27, 2020 using a valuation date of March 31, 2020. Commencing on May 29, 2020, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $9.92 per share. On August 11, 2020, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of June 30, 2020, of $9.93 per share. Commencing on August 14, 2020, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $9.93 per share. The Board previously established a per share NAV as of February 29, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019 and March 31, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

firm. The Company intends to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that the Company has greater visibility into the impact of the current novel coronavirus (“COVID-19”) pandemic on the Company’s property valuations.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2020 or 2019. The Company’s impairment assessment as of June 30, 2020 was based on the most current information available to the Company, including expected holding periods. If the

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly in light of the negative economic impacts caused by the COVID-19 pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. As of June 30, 2020, the Company has not identified any impairments resulting from COVID-19 related impacts. The Company generally intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an indicator of impairment. However, the Company has yet to see the long-term effects of COVID-19 on the economy and the extent to which it may impact the Company’s tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as a result of the economic impacts of COVID-19, or changes in the Company’s long-term hold strategies, could be indicative of an impairment indicator. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether the carrying value of the Company’s real estate assets are recoverable.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2020 or December 31, 2019.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. There were no property dispositions during the six months ended June 30, 2020. The disposition of 18 of the Company’s individual properties during the six months ended June 30, 2019 did not qualify for discontinued operations presentation and, thus, the results of operations of the properties that were sold remain in income from continuing operations, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net.
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
Restricted Cash
The Company had no restricted cash as of June 30, 2020. The Company had $1.4 million in restricted cash, including $1.1 million held by lenders in lockbox accounts as of December 31, 2019. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $254,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of December 31, 2019.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

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
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable. There were no lease-related receivable write-offs during the six months ended June 30, 2020 and 2019.
Earnings and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for the three and six months ended

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

June 30, 2020 or 2019. Distributions per share are calculated based on the authorized monthly distribution rate. Prior to April 1, 2020, distributions were calculated based on the authorized daily distribution rate.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2016-13 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. ASU 2018-17 is

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Due to the business disruptions and challenges severely affecting the global economy caused by COVID-19, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. As of June 30, 2020, the Company has collected 100% of rental payments originally contracted for during the three and six months ended June 30, 2020.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and note payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2020, the estimated fair value of the Company’s debt was $412.3 million, compared to a carrying value of $411.9 million. The estimated fair value of the Company’s debt was $371.1 million as of December 31, 2019, which approximated its carrying value.
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
June 30, 2020 (Unaudited) – (Continued)

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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2020 and as of December 31, 2019 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Financial liability:
Interest rate swap	$(12,739)	$—	$(12,739)	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$6	$—	$6	$—
Financial liability:
Interest rate swap	$(234)	$—	$(234)	$—

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

NOTE 4 — REAL ESTATE ASSETS
2020 Property Acquisitions
During the six months ended June 30, 2020, the Company acquired two office properties for an aggregate purchase price of $59.5 million (the “2020 Asset Acquisitions”), which includes $1.9 million of acquisition-related expenses that were capitalized. The Company funded the 2020 Asset Acquisitions with proceeds from real estate dispositions during the year ended December 31, 2019. The Company did not acquire any properties during the six months ended June 30, 2019. The following table summarizes the purchase price allocations for the 2020 Asset Acquisitions (in thousands):

2020 Asset Acquisitions
Land	$10,935
Buildings and improvements	41,943
Acquired in-place leases and other intangibles (1)	9,777
Intangible lease liability (2)	(3,150)
Total purchase price	$59,505
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 12.4 years.

(2)	The weighted average amortization period for acquired intangible lease liability was 12.7 years.
2019 Property Dispositions
On February 14, 2019, certain wholly owned subsidiaries of CCI II OP entered into a Purchase and Sale Agreement with Industrial Logistics Properties Trust, an unaffiliated Maryland REIT, to sell to the purchaser 18 industrial properties encompassing approximately 8.7 million gross rentable square feet of commercial space across 12 states. The sale closed on April 9, 2019 for total consideration of $624.7 million, resulting in net proceeds of $489.5 million after closing costs and disposition fees due to CCI II Management or its affiliates and the repayment of $124.5 million in debt. The sale resulted in a gain of $120.0 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands, except weighted average life remaining):

	June 30, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $33,324 and $28,347 respectively (with a weighted average life remaining of 8.6 years and 8.8 years, respectively)	$81,112	$76,312
Acquired above-market leases, net of accumulated amortization of $1,140 and $751, respectively (with a weighted average life remaining of 11.6 years and 12.1 years, respectively)	6,674	7,063
Total intangible lease assets, net	$87,786	$83,375
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $10,992 and $9,403, respectively (with a weighted average life remaining of 8.7 years and 8.9 years, respectively)	$27,856	$26,295

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
In-place lease and other intangible amortization	$2,510	$1,518	$4,977	$3,941
Above-market lease amortization	$174	$31	$389	$62
Below-market lease amortization	$802	$549	$1,589	$1,122
As of June 30, 2020, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2020	$5,022	$347	$1,603
2021	10,043	694	3,206
2022	10,043	694	3,206
2023	9,336	578	3,206
2024	8,592	531	3,206
Thereafter	38,076	3,830	13,429
Total	$81,112	$6,674	$27,856
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2020, one of the Company’s interest rate swap agreements matured. Additionally, the Company’s interest rate swap agreement associated with a $200.0 million notional amount became effective as of January 10, 2020. As of June 30, 2020, the Company had one interest rate swap agreement.
The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest Rates (1)	Effective Dates	Maturity Dates	Fair Value of Liability as of
	Balance Sheet Location	June 30, 2020				June 30, 2020	December 31, 2019 (2)
Interest Rate Swap	Derivative liability, deferred rental income and other liabilities	$200,000	3.07%	1/10/2020	12/10/2024	$(12,739)	$(234)
______________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2020.

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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2020, the amount of losses reclassified from other comprehensive loss as an increase to interest expense was $562,000 and $552,000, respectively. For the three and six months ended June 30, 2019, the amount of gains reclassified from other comprehensive loss as a decrease to interest expense was $639,000 and $1.4 million, respectively. The total unrealized loss on interest rate swaps of $12.7 million and $228,000 as of June 30, 2020 and December 31, 2019, respectively, is included in accumulated other comprehensive loss attributable to the Company in the accompanying condensed consolidated statement of stockholders’ equity. During the next 12 months, the Company estimates that $3.0 million will be reclassified from other comprehensive loss as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest of $12.9 million as of June 30, 2020. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2020.
NOTE 7 — CREDIT FACILITY AND NOTE PAYABLE
As of June 30, 2020, the Company had $409.9 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 2.8% and weighted average term to maturity of 3.3 years. The weighted average term to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of June 30, 2020 and December 31, 2019 and the debt activity for the six months ended June 30, 2020 (in thousands):

		During the Six Months Ended June 30, 2020
	Balance as of December 31, 2019	Debt Issuance, Net	Repayments and Modifications	Accretion	Balance as of June 30, 2020
Fixed rate debt	$171,065	$—	$(93,170)	$—	$77,895
Credit facility	200,000	181,500	(47,500)	—	334,000
Total debt	371,065	181,500	(140,670)	—	411,895
Deferred costs – credit facility (1)	(2,116)	—	—	155	(1,961)
Deferred costs – fixed rate debt	(108)	—	—	91	(17)
Total debt, net	$368,841	$181,500	$(140,670)	$246	$409,917
______________________

(1)	Deferred costs related to the term portion of the Credit Facility, as defined below.
Note Payable
As of June 30, 2020, the Company had fixed rate debt outstanding of $77.9 million. The fixed rate debt has an interest rate of 4.3% per annum and matures in November 2020. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $120.8 million as of June 30, 2020. The mortgage note payable, comprising the fixed rate debt, is secured by the property on which the debt was placed. With respect to the $77.9 million of debt maturing

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

within the next 12 months following the date these financial statements are issued, the Company believes cash on hand, net cash provided by operations, borrowings available under the Credit Facility (as defined below) or the entry into new financing arrangements will be sufficient in order to meet its debt obligations as they become due.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR, multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”), plus an applicable rate ranging from 1.40% to 1.90%, or (ii) a base rate, ranging from 0.40% to 0.90%, plus the greater of: (a) JPMorgan Chase’s prime rate; (b) the NYFRB Rate, as defined in the Credit Agreement, plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one-month plus 1.00%. As of June 30, 2020, there was $134.0 million outstanding under the Revolving Loans at a weighted average interest rate of 1.6%, and the amount outstanding under the Term Loan totaled $200.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan at an all-in rate of 3.07%. As of June 30, 2020, the Company had $166.0 million in unused capacity under the Credit Facility, subject to borrowing availability. The Company had available borrowings of $153.3 million as of June 30, 2020.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $400.0 million plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Credit Agreement, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and recourse debt at less than or equal to 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of June 30, 2020.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2020 (in thousands):

Principal Repayments
Remainder of 2020	$77,895
2021	—
2022	—
2023	134,000
2024	200,000
Thereafter	—
Total	$411,895
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
June 30, 2020 (Unaudited) – (Continued)

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
Distribution and stockholder servicing fees
The Company pays CCO Capital a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the most recent estimated per share NAV of the Class T Shares that were sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears from cash flows from operations or, if the Company’s cash flows from operations are not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flows. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital was recognized at the time each Class T Share was sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the transfer agent, on behalf of the Company, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 7.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP portion of the Offering; (iii) the fifth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP portion of the Offering) terminated; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such Class T Share. The Company cannot predict when this will occur.
. No distribution and stockholder servicing fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.
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
June 30, 2020 (Unaudited) – (Continued)

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
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Management will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Management will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of our advisory agreement with CCI II Management, CCI II Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2020 and 2019, no subordinated performance fees were incurred related to any such events.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The Company incurred fees and expense reimbursements as shown in the table below for services provided by CCI II Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Distribution and stockholder servicing fees (1)	$46	$51	$92	$100
Acquisition fees and expenses	$59	$102	$1,371	$167
Disposition fees	$—	$1,562	$—	$1,562
Advisory fees and expenses	$2,175	$1,654	$4,256	$4,290
Operating expenses	$388	$225	$594	$611
______________________

(1)
Amounts are calculated in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $190,000 and $441,000 for the six months ended June 30, 2020 and 2019, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of June 30, 2020 and December 31, 2019, $1.0 million and $1.1 million, respectively, was recorded for services and expenses incurred, but not yet reimbursed, to CCI II Management or its affiliates. These amounts are primarily for operating expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
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
NOTE 11 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 376,000 are available for future grant as of June 30, 2020.
As of June 30, 2020, the Company has granted awards of approximately 6,000 restricted Class A Shares to each of the independent members of the Board (approximately 24,000 restricted shares in aggregate) under the Plan. As of June 30, 2020, 12,000 of the restricted Class A Shares had vested based on one year of continuous service. The remaining 12,000 shares issued had not vested or been forfeited as of June 30, 2020. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $32,000 and $65,000 for the three and six months ended June 30, 2020 and 2019, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2020, there was $33,000 of total unrecognized compensation expense related to these restricted Class A Shares, which will be recognized ratably over the remaining period of service prior to October 1, 2020.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

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
As of June 30, 2020, the leases had a weighted-average remaining term of 8.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2020	$36,905
2021	75,973
2022	77,683
2023	75,343
2024	70,648
Thereafter	349,129
Total	$685,681
Rental and other property income during the three and six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed rental and other property income (1)	$20,347	$14,354	$40,292	$37,955
Variable rental and other property income (2)	2,877	1,350	5,169	5,391
Total rental and other property income	$23,224	$15,704	$45,461	$43,346
______________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses.
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 2.3 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $170,000 in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $12,000 and $24,000 of ground lease expense during the three and six months ended June 30, 2020, respectively, all of which was paid in cash during the period it was recognized. As of June 30, 2020, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $24,000 for the remainder of 2020, and $48,000 annually for 2021 through the maturity date of the lease in October 2022.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

NOTE 13 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2020:
Redemption of Shares of Common Stock
Subsequent to June 30, 2020, the Company redeemed approximately 353,000 shares for $3.5 million at an average per share price of $9.92 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2020 to an amount equal to the net proceeds the Company received from the sale of shares pursuant to the DRIP Offering during the respective period. The remaining redemption requests received during the three months ended June 30, 2020, totaling approximately 4.0 million shares, went unfulfilled.
Estimated Per Share NAV

On August 11, 2020, the Board established an updated estimated per share NAV of the Company’s common stock as of June 30, 2020, of $9.93 per share for both Class A Shares and Class T Shares. Commencing on August 14, 2020, distributions will be reinvested in shares of the Company’s common stock under the DRIP at a price of $9.93 per share for both Class A Shares and Class T Shares. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. Pursuant to the terms of the Company’s share redemption program, commencing on August 14, 2020, the estimated per share NAV of $9.93 for both Class A Shares and Class T Shares, as of June 30, 2020, will serve as the most recent estimated value for purposes of the share redemption program, until such time as the Board determines a new estimated per share NAV.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19 and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 99.6% of our rentable square feet was under lease as of June 30, 2020, with a weighted average remaining lease term of 8.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the outbreak of the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
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
As of June 30, 2020, we collected 100% of of rental payments originally contracted for the three and six months ended June 30, 2020.
We are actively managing our response to COVID-19 in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. We intend to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that we have greater visibility into the impact of the COVID-19 pandemic on our property valuations. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis, and has approved and adopted a Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRIP”) and an Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”) that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Operating Highlights and Key Performance Indicators
2020 Activity

•	Acquired two properties for an aggregate purchase price of $59.5 million.

•	Increased total debt by $40.8 million, from $371.1 million to $411.9 million.
Portfolio Information
As of June 30, 2020, we owned 26 properties comprising 3.9 million rentable square feet of commercial space located in 12 states, which were 99.6% leased with a weighted average remaining lease term of 8.5 years. As of June 30, 2020, two of our tenants, Keurig Green Mountain and Freeport-McMoRan, accounted for 15% and 12%, respectively, of our 2020 annualized rental income. As of June 30, 2020, we also had certain geographic concentrations in our property holdings. In particular, as of June 30, 2020, four of our properties were located in Massachusetts, four properties were located in California, two properties were located in Arizona, and four properties were located in Texas which accounted for 21%, 18%, 15% and 11% of our 2020 annualized rental income, respectively. In addition, we had tenants in the manufacturing, mining and natural resources, wholesale, and professional services industries, which comprised 20%, 15%, 15% and 12%, respectively, of our 2020 annualized rental income.
The following table shows the property statistics of our real estate assets as of June 30, 2020 and 2019:

	As of June 30,
	2020	2019
Number of commercial properties	26	18
Rentable square feet (in thousands)	3,914	2,800
Percentage of rentable square feet leased	99.6%	100.0%
Percentage of investment-grade tenants (1)	53.0%	51.9%
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

The following table summarizes our real estate acquisition activity during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial properties acquired	—	—	2	—
Purchase price of acquired properties (in thousands)	$—	$—	$59,505	$—
Rentable square feet of acquired properties (in thousands)	—	—	261	—
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
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2020	2019	Change
Net income	$3,851	$122,480	$(118,629)
Loss on extinguishment of debt	—	570	(570)
Interest expense and other, net	3,537	2,015	1,522
Operating income	7,388	125,065	(117,677)

Gain on disposition of real estate, net	—	(119,978)	119,978
Depreciation and amortization	8,647	5,578	3,069
Transaction-related expenses	68	111	(43)
Advisory fees and expenses	2,175	1,654	521
General and administrative expenses	1,457	1,198	259
Net operating income	$19,735	$13,628	$6,107

A total of 18 properties were acquired before April 1, 2019 and represent our “same store” properties during the three months ended June 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after April 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$23,224	$15,704	$7,520	$14,462	$14,508	$(46)	$8,762	$1,196	$7,566

Property operating expenses	2,376	1,694	682	1,243	1,194	49	1,133	500	633
Real estate tax expenses	1,113	382	731	524	469	55	589	(87)	676
Total property operating expenses	3,489	2,076	1,413	1,767	1,663	104	1,722	413	1,309

Net operating income	$19,735	$13,628	$6,107	$12,695	$12,845	$(150)	$7,040	$783	$6,257
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $570,000 for the three months ended June 30, 2019 in connection with the disposition of underlying properties during the period. No such activity occurred during the three months ended June 30, 2020.
Interest Expense and Other, Net
The increase in interest expense and other, net of $1.5 million during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in the average aggregate amount of debt outstanding to $441.9 million during the three months ended June 30, 2020, compared to an average outstanding debt balance of $371.1 million for the three months ended June 30, 2019, offset by a decrease in the weighted average interest rate from 3.8% as of June 30, 2019, to 2.8% as of June 30, 2020.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $120.0 million for the three months ended June 30, 2019. The gain recorded was due to the disposition of 18 industrial properties during the three months ended June 30, 2019. No dispositions occurred during the three months ended June 30, 2020.
Depreciation and Amortization
The increase in depreciation and amortization expense of $3.1 million during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the acquisition of eight properties subsequent to June 30, 2019.
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
The decrease in transaction-related expenses of $43,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the sale of 18 properties during the three months ended June 30, 2019.
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

The increase in advisory fees and expenses of $521,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in our average invested assets to $1.1 billion for the three months ended June 30, 2020, compared to $785.2 million during the same period in 2019, as a result of the acquisition of eight properties subsequent to June 30, 2019.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, state income taxes and professional fees.
The increase in general and administrative expenses of $259,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to increased state income and franchise taxes and reimbursements to our advisor.
Net Operating Income
Same store property net operating income decreased $150,000 during the three months ended June 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a reduction in property management fees during the three months ended June 30, 2020, as compared to the same period in 2019 as well as a vacancy at one property subsequent to the three months ended June 30, 2019.
Non-same store property net operating income increased $6.3 million during the three months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily due to the acquisition of eight properties subsequent to June 30, 2019.
Comparison of the Six Months Ended June 30, and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2020	2019	Change
Net income	$7,511	$126,428	$(118,917)
Loss on extinguishment of debt	—	570	(570)
Interest expense and other, net	7,360	8,195	(835)
Operating income	14,871	135,193	(120,322)

Gain on disposition of real estate, net	—	(119,978)	119,978
Depreciation and amortization	17,168	14,606	2,562
Transaction-related expenses	78	176	(98)
Advisory fees and expenses	4,256	4,290	(34)
General and administrative expenses	2,722	2,465	257
Net operating income	$39,095	$36,752	$2,343
A total of 18 properties were acquired before January 1, 2019 and represent our “same store” properties during the six months ended June 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$45,461	$43,346	$2,115	$28,906	$29,508	$(602)	$16,555	$13,838	$2,717

Property operating expenses	4,165	3,837	328	2,397	2,716	(319)	1,768	1,121	647
Real estate tax expenses	2,201	2,757	(556)	1,042	1,003	39	1,159	1,754	(595)
Total property operating expenses	6,366	6,594	(228)	3,439	3,719	(280)	2,927	2,875	52

Net operating income	$39,095	$36,752	$2,343	$25,467	$25,789	$(322)	$13,628	$10,963	$2,665

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $570,000 for the six months ended June 30, 2019 in connection with the disposition of underlying properties during the period. No such activity occurred during the six months ended June 30, 2020.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $835,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average aggregate amount of debt outstanding to $421.9 million during the six months ended June 30, 2020, compared to an average outstanding debt balance of $488.9 million for the six months ended June 30, 2019 as a result of debt repayments in connection with the disposition of 18 industrial properties. In addition, the weighted average interest rate decreased from 3.8% as of June 30, 2019, to 2.8% as of June 30, 2020.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $120.0 million for the six months ended June 30, 2019. The gain recorded was due to the disposition of 18 industrial properties during the six months ended June 30, 2019. No dispositions occurred during the six months ended June 30, 2020.
Depreciation and Amortization
The increase in depreciation and amortization expense of $2.6 million during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the purchase of eight properties subsequent to June 30, 2019, offset by the disposition of 18 properties during the six months ended June 30, 2019.
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
The decrease in transaction-related expenses of $98,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to advisor reimbursements incurred during the six months ended June 30, 2019 in connection with the sale of 18 properties compared to the two property acquisitions during the six months ended June 30, 2020.
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
Advisory fees and expenses remained generally consistent during the six months ended June 30, 2020, as compared to the same period in 2019.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, state income taxes and professional fees.
The increase in general and administrative expenses of $257,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to increased state income and franchise taxes.
Net Operating Income
Same store property net operating income decreased $322,000 during the six months ended June 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a reduction in property management fees during the six months ended June 30, 2020, as compared to the same period in 2019 as well as a vacancy at one property subsequent to the six months ended June 30, 2019.
Non-same store property net operating income increased $2.7 million during the six months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily due to the acquisition of eight properties subsequent to June 30, 2019, offset by the disposition of 18 properties during the six months ended June 30, 2019.
Distributions
Prior to April 1, 2020, on a quarterly basis, our Board authorized a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

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
On April 20, 2020, our Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.
After April 1, 2020, our Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount (1)
April 30, 2020	$0.0350
May 31, 2020	$0.0387
June 30, 2020	$0.0409
July 30, 2020	$0.0414
August 28, 2020	$0.0414
______________________

(1)	Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of June 30, 2020, we had distributions payable of $2.7 million.

The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30,
	2020			2019
	Amount		Percent	Amount		Percent
Distributions paid in cash	$80,419		91%	$10,977		52%
Distributions reinvested	7,953		9%	10,090		48%
Total distributions	$88,372		100%	$21,067		100%
Sources of distributions:
Net cash provided by operating activities (1)	$19,016		22%	$21,067	(2)	100%
Proceeds from real estate dispositions	69,356	(3)	78%	—		—%
Total sources	$88,372		100%	$21,067		100%
______________________

(1)	Net cash provided by operating activities for the six months ended June 30, 2020 and 2019 was $20.9 million and $15.4 million, respectively.

(2)
Our distributions covered by cash flows from operating activities for the six months ended June 30, 2019 include cash flows from operating activities in excess of distributions from prior periods of $5.7 million.

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

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 4.0 million shares for $39.6 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended June 30, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2020 to shares issued pursuant to the DRIP Offering during the respective period. During the six months ended June 30, 2020, we received valid redemption requests under our share redemption program totaling approximately 8.6 million shares, of which we redeemed approximately 434,000 shares as of June 30, 2020 for $4.4 million (at an average redemption price of $10.06 per share), and approximately 353,000 shares subsequent to June 30, 2020 for $3.5 million at an average price of $9.92 per share. The remaining redemption requests relating to approximately 7.8 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP Offering.
Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as a whole. The COVID-19 pandemic has not had a material impact on our operations, however, we cannot estimate the ultimate magnitude and duration of the pandemic and its impact on our future operations and liquidity as of the filing date of our report. However, if the outbreak continues on its current trajectory, such impacts could be material.
Our Credit Facility provides for borrowings of up to $500.0 million, which includes a $300.0 million Term Loan and up to $200.0 million in Revolving Loans. As of June 30, 2020, we had $166.0 million in unused capacity under the Credit Facility, subject to borrowing availability. The Company had available borrowings of $153.3 million as of June 30, 2020. As of June 30, 2020, we also had cash and cash equivalents of $13.4 million.

Subject to potential credit losses in the remainder of 2020 due to tenants that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of COVID-19, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offerings and borrowings from the Credit Facility or other sources. Additionally, given the impact of COVID-19, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our property valuations. As of April 29, 2020, our Board approved and adopted the Amended DRIP and the Amended Share Redemption Program that, among other changes, respectively provide that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders.
As of June 30, 2020, we believe that we were in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under our various fixed and variable rate debt agreements. However, our continued compliance with these debt covenants depends on many factors, including rent collections, which is impacted by the current and future economic conditions related to COVID-19.
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
On August 25, 2016, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP Offering. We will continue to issue Class A Shares and Class T Shares under the DRIP Offering at a price per share equal to the most recent estimated per share NAV as determined by our Board on August 11, 2020, which is currently $9.93 per share for both Class A Shares and Class T Shares as of June 30, 2020.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, redemptions, certain capital expenditures, and interest and principal on current and any future debt financings, including principal repayments of $77.9 million due within the next 12 months. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months. Management intends to use the proceeds from the sale of its disposition of properties to, among other things, acquire additional high-quality net-lease properties in furtherance of our investment objectives and for other general corporate purposes.
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
Contractual Obligations
As of June 30, 2020, we had debt outstanding with a carrying value of $411.9 million and a weighted average interest rate of 2.8%. See Note 7 — Credit Facility and Note Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of June 30, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$77,895	$77,895	$—	$—	$—
Interest payments – fixed rate debt	1,144	1,144	—	—	—
Principal payments – Credit Facility	334,000	—	—	334,000	—
Interest payments – Credit Facility (2)	34,685	8,261	16,568	9,856	—
Total	$447,724	$87,300	$16,568	$343,856	$—
______________________

(1)	The table does not include amounts due to CCI II Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.07% as of June 30, 2020, which is the fixed rate under the interest rate swap agreement. There was $134.0 million outstanding under the Revolving Loans with a weighted average interest rate of 1.6% as of June 30, 2020.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if both approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CCI II Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of June 30, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 41.6% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 38.0%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2019 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2020 through June 30, 2020, is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of June 30, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 40.3%. The following table provides a reconciliation of the credit facility and note payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of June 30, 2020 (dollar amounts in thousands):

Balance as of June 30, 2020
Credit facility and note payable, net	$409,917
Deferred costs (1)	1,978
Less: Cash and cash equivalents	(13,358)
Net debt	$398,537
Gross real estate assets, net (2)	$989,228
Net debt leverage ratio	40.3%
______________________

(1)	Deferred costs relate to mortgage note payable and the term portion of the Credit Facility.

(2)	Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $5.5 million for the six months ended June 30, 2020, as compared to the same period in 2019. The change was primarily due to the acquisition of eight additional rental income producing properties subsequent to June 30, 2019, offset by the disposition of 18 rental income producing properties. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $62.5 million for the six months ended June 30, 2020, as compared to net cash provided by investing activities of $555.4 million for the six months ended June 30, 2019. The change was primarily due to having no dispositions during the six months ended June 30, 2020, compared to proceeds received relating to 18 property dispositions during the six months ended June 30, 2019, offset by the acquisition of two properties for $59.5 million during the six months ended June 30, 2020.
Financing Activities. Net cash used in financing activities decreased by $149.6 million for the six months ended June 30, 2020, as compared to the same period in 2019. The change resulted primarily from an increase in net borrowings on the Credit Facility during the six months ended June 30, 2020, compared to the same period in 2019, offset by the special distribution to investors that was paid on January 15, 2020.
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
Off-Balance Sheet Arrangements
As of June 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of June 30, 2020, we had variable rate debt of $134.0 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $670,000 per year.
As of June 30, 2020, we had one interest rate swap agreement outstanding, which matures on December 10, 2024, with an aggregate notional amount of $200.0 million and an aggregate fair value of the net derivative liability of $12.7 million. The fair value of interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2020, an increase of 50 basis points in interest rates would result in a net change of $4.4 million to the fair value of the net derivative liability, resulting in a net derivative liability of $8.3 million. A decrease of 50 basis points in interest rates would result in a net change of $4.6 million to the fair value of the net derivative liability, resulting in a net derivative liability of $17.3 million.

As the information presented above includes only those exposures that existed as of June 30, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the SOFR as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status, including the impact of the COVID-19 pandemic (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The extent to which COVID-19 will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Management will evaluate any rent relief requests received on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of COVID-19.
The declaration, amount and payment of future cash distributions on our common stock are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic could adversely affect our ability to pay distributions. Our Board is under no obligation or requirement to declare future distributions and will continue to assess our common stock distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay distributions on our common stock or that the level of distributions will be maintained or increased.
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
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30, 2020			Year Ended December 31, 2019
	Amount		Percent	Amount		Percent
Distributions paid in cash	$80,419		91%	$22,851		54%
Distributions reinvested	7,953		9%	19,388		46%
Total distributions	$88,372		100%	$42,239		100%
Sources of distributions:
Net cash provided by operating activities (1)	$19,016		22%	$42,239	(2)	100%
Proceeds from real estate dispositions	69,356	(3)	78%	—		—%
Total sources	$88,372		100%	$42,239		100%

(1)	Net cash provided by operating activities for the six months ended June 30, 2020 and the year ended December 31, 2019 was $20.9 million and $35.4 million, respectively.

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

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the SOFR published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles would react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. The Company and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Board has adopted a share redemption program that permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate the share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 4.0 million shares for $39.6 million in excess of the net proceeds we received from the issuance of shares under the DRIP Offering during the three months ended June 30, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2020 to shares issued pursuant to the DRIP Offering during the respective period. The estimated per share NAV of $9.93 as of June 30, 2020 determined by the Board on August 11, 2020 serves as the most recent estimated value for purposes of the share redemption program, effective August 14, 2020, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2020, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 – April 30, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
May 1, 2020 – May 31, 2020
Class A Shares	417,671	$10.06	417,671	(1)
Class T Shares	16,104	$10.06	16,104	(1)
June 1, 2020 – June 30, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	433,775		433,775	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: August 13, 2020