Form 10-Q
period 2020-09-30
Cole Office & Industrial REIT (CCIT II), Inc.
filed 2020-11-13
CIK 1572758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2020, there were approximately 64.6 million shares of Class A common stock, par value $0.01 per share, and approximately 2.6 million shares of Class T common stock, par value $0.01 per share, of Cole Office & Industrial REIT (CCIT II), Inc. outstanding.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$105,567	$94,632
Buildings and improvements	800,898	754,749
Intangible lease assets	122,250	112,473
Total real estate assets, at cost	1,028,715	961,854
Less: accumulated depreciation and amortization	(129,085)	(102,692)
Total real estate assets, net	899,630	859,162
Cash and cash equivalents	16,072	102,093
Restricted cash	—	1,364
Rents and tenant receivables	24,493	20,057
Prepaid expenses and other assets	968	1,572
Deferred costs, net	1,158	1,407
Total assets	$942,321	$985,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and note payable, net	$410,149	$368,841
Accrued expenses and accounts payable	5,717	3,906
Due to affiliates	1,076	1,093
Intangible lease liabilities, net	27,055	26,295
Distributions payable	2,764	72,942
Derivative liability, deferred rental income and other liabilities	18,049	5,695
Total liabilities	464,810	478,772
Commitments and contingencies
Redeemable common stock	—	26,963
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 64,548,104 and 64,766,777 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	645	648
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 2,577,808 and 2,569,510 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	25	25
Capital in excess of par value	608,446	583,482
Accumulated distributions in excess of earnings	(119,579)	(104,007)
Accumulated other comprehensive loss	(12,026)	(228)
Total stockholders’ equity	477,511	479,920
Total liabilities, redeemable common stock, and stockholders’ equity	$942,321	$985,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and other property income	$23,502	$14,683	$68,963	$58,029
Operating expenses:
General and administrative	1,470	1,237	4,192	3,702
Property operating	2,738	1,503	6,903	5,340
Real estate tax	1,222	503	3,423	3,260
Advisory fees and expenses	2,238	1,487	6,494	5,777
Merger-related	686	—	686	—
Transaction-related	72	24	150	200
Depreciation and amortization	8,662	5,635	25,830	20,241
Total operating expenses	17,088	10,389	47,678	38,520
Gain on disposition of real estate, net	—	—	—	119,978
Operating income	6,414	4,294	21,285	139,487
Other expense:
Interest expense and other, net	(3,021)	(1,433)	(10,381)	(9,628)
Loss on extinguishment of debt	(9)	—	(9)	(570)
Total other expense	(3,030)	(1,433)	(10,390)	(10,198)
Net income	$3,384	$2,861	$10,895	$129,289

Class A Common Stock:
Net income	$3,299	$2,802	$10,610	$124,529
Basic and diluted weighted average number of common shares outstanding	64,634,346	64,790,931	64,704,372	64,815,378
Basic and diluted net income per common share	$0.05	$0.04	$0.16	$1.92

Class T Common Stock:
Net income	$85	$59	$285	$4,760
Basic and diluted weighted average number of common shares outstanding	2,578,345	2,563,719	2,576,438	2,556,896
Basic and diluted net income per common share	$0.03	$0.02	$0.11	$1.86
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$3,384	$2,861	$10,895	$129,289
Other comprehensive income (loss)
Unrealized (loss) gain on interest rate swaps	(30)	50	(13,093)	(519)
Amount of loss (gain) reclassified from other comprehensive income into income as interest expense and other, net	743	(512)	1,295	(1,869)
Total other comprehensive income (loss)	713	(462)	(11,798)	(2,388)
Total comprehensive income (loss)	$4,097	$2,399	$(903)	$126,901
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2020	64,766,777	$648	2,569,510	$25	$583,482	$(104,007)	$(228)	$479,920
Issuance of common stock	423,488	4	17,414	—	4,405	—	—	4,409
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,502)	—	(10,502)
Commissions on stock sales and related dealer manager fees	—	—	—	—	4	—	—	4
Redemptions of common stock	(429,887)	(4)	(9,473)	—	(4,390)	—	—	(4,394)
Changes in redeemable common stock	—	—	—	—	(16)	—	—	(16)
Equity-based compensation	—	—	—	—	33	—	—	33
Comprehensive income (loss)	—	—	—	—	—	3,660	(11,289)	(7,629)
Balance as of March 31, 2020	64,760,378	$648	2,577,451	$25	$583,518	$(110,849)	$(11,517)	$461,825
Issuance of common stock	340,031	3	13,658	—	3,541	—	—	3,544
Distributions declared on common stock — $0.11 per common share	—	—	—	—	—	(7,664)	—	(7,664)
Distribution and stockholder servicing fees	—	—	—	—	6	—	—	6
Redemptions of common stock	(417,671)	(4)	(16,104)	—	(4,359)	—	—	(4,363)
Changes in redeemable common stock	—	—	—	—	820	—	—	820
Equity-based compensation	—	—	—	—	32	—	—	32
Comprehensive income (loss)	—	—	—	—	—	3,851	(1,222)	2,629
Balance as of June 30, 2020	64,682,738	$647	2,575,005	$25	$583,558	$(114,662)	$(12,739)	$456,829
Issuance of common stock	212,205	2	8,594	—	2,187	—	—	2,189
Distributions declared on common stock — $0.12 per common share	—	—	—	—	—	(8,301)	—	(8,301)
Distribution and stockholder servicing fees	—	—	—	—	3	—	—	3
Redemptions of common stock	(346,839)	(4)	(5,791)	—	(3,494)	—	—	(3,498)
Changes in redeemable common stock	—	—	—	—	26,159	—	—	26,159
Equity-based compensation	—	—	—	—	33	—	—	33
Comprehensive income	—	—	—	—	—	3,384	713	4,097
Balance as of September 30, 2020	64,548,104	$645	2,577,808	$25	$608,446	$(119,579)	$(12,026)	$477,511

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited) – (Continued)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	64,838,403	$648	2,548,436	$25	$583,304	$(124,308)	$2,944	$462,613
Issuance of common stock	461,200	5	19,131	—	5,077	—	—	5,082
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,419)	—	(10,419)
Redemptions of common stock	(474,437)	(5)	(15,384)	—	(5,165)	—	—	(5,170)
Changes in redeemable common stock	—	—	—	—	88	—	—	88
Equity-based compensation	—	—	—	—	33	—	—	33
Comprehensive income (loss)	—	—	—	—	—	3,948	(936)	3,012
Balance as of March 31, 2019	64,825,166	$648	2,552,183	$25	$583,337	$(130,779)	$2,008	$455,239
Issuance of common stock	436,379	4	17,557	—	5,004	—	—	5,008
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,531)	—	(10,531)
Redemptions of common stock	(447,066)	(4)	(12,407)	—	(5,055)	—	—	(5,059)
Changes in redeemable common stock	—	—	—	—	53	—	—	53
Equity-based compensation	—	—	—	—	32	—	—	32
Comprehensive income (loss)	—	—	—	—	—	122,480	(990)	121,490
Balance as of June 30, 2019	64,814,479	$648	2,557,333	$25	$583,371	$(18,830)	$1,018	$566,232
Issuance of common stock	413,398	4	16,893	—	4,741	—	—	4,745
Distributions declared on common stock — $0.16 per common share	—	—	—	—	—	(10,643)	—	(10,643)
Redemptions of common stock	(443,645)	(4)	(6,988)	—	(4,962)	—	—	(4,966)
Changes in redeemable common stock	—	—	—	—	221	—	—	221
Equity-based compensation	—	—	—	—	33	—	—	33
Comprehensive income (loss)	—	—	—	—	—	2,861	(462)	2,399
Balance as of September 30, 2019	64,784,232	$648	2,567,238	$25	$583,404	$(26,612)	$556	$558,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$10,895	$129,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	24,003	18,674
Amortization of deferred financing costs	696	756
Straight-line rental income	(4,815)	(1,654)
Equity-based compensation	98	98
Gain on disposition of real estate, net	—	(119,978)
Loss on extinguishment of debt	9	570
Changes in assets and liabilities:
Rents and tenant receivables	379	4,334
Prepaid expenses and other assets	(402)	(120)
Accrued expenses and accounts payable	1,843	(4,308)
Deferred rental income and other liabilities	562	(3,957)
Due to affiliates	133	(356)
Net cash provided by operating activities	33,401	23,348
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(63,743)	(35,017)
Net proceeds from disposition of real estate assets	—	556,970
Payment of property escrow deposits	(700)	(2,500)
Refund of property escrow deposits	1,700	500
Proceeds from the settlement of insurance claims	—	260
Net cash (used in) provided by investing activities	(62,743)	520,213
Cash flows from financing activities:
Redemptions of common stock	(12,255)	(15,195)
Distribution and stockholder servicing fees paid	(137)	(152)
Distributions to stockholders	(86,503)	(16,876)
Proceeds from credit facility	359,500	9,000
Repayments of credit facility and notes payable	(318,565)	(185,722)
Deferred financing costs paid	(83)	(90)
Net cash used in financing activities	(58,043)	(209,035)
Net (decrease) increase in cash and cash equivalents and restricted cash	(87,385)	334,526
Cash and cash equivalents and restricted cash, beginning of period	103,457	5,862
Cash and cash equivalents and restricted cash, end of period	$16,072	$340,388
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$16,072	$339,038
Restricted cash	—	1,350
Total cash and cash equivalents and restricted cash	$16,072	$340,388
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$2,764	$3,470
Change in fair value on interest rate swaps	$(11,798)	$(2,388)
Common stock issued through distribution reinvestment plan	$10,142	$14,835
Accrued capital expenditures	$633	$3
Fair value of mortgage note assumed by buyer in real estate disposition	$—	$(56,980)
Supplemental Cash Flow Disclosures:
Interest paid	$10,461	$13,887
Cash paid for taxes	$688	$223
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Office & Industrial REIT (CCIT II), Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on February 26, 2013, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company primarily acquires commercial real estate assets consisting of single-tenant, income-producing necessity office and industrial properties, which are leased to creditworthy tenants under long-term “net leases”, including distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters in strategic locations. As of September 30, 2020, the Company owned 26 properties, comprising approximately 3.9 million rentable square feet of 99.6% leased commercial space located in 12 states.
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
On September 17, 2013, the Company commenced its initial public offering (the “Offering”) on a “best efforts” basis, initially offering up to a maximum of $2.5 billion in shares of a single class of common stock (referred to as Class A Shares) in the primary offering at a price of $10.00 per share, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $9.50 per share. In March 2016, the Company reclassified a portion of its unissued Class A common stock (the “Class A Shares”) as Class T common stock (the “Class T Shares”) and commenced sales of Class T Shares thereafter upon receipt of the required regulatory approvals. In addition, the Company registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP” and collectively with the Original DRIP, the “DRIP”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-213306), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on August 25, 2016 and automatically became effective with the SEC upon filing (the “DRIP Offering” and collectively with the Offering, the “Offerings”).
The Company ceased issuing shares in the Offering on September 17, 2016 and had sold a total of $678.0 million of Class A Shares and Class T Shares, including $651.3 million of Class A Shares and Class T Shares sold to the public pursuant to the primary portion of the Offering and $26.7 million of Class A Shares and Class T Shares sold pursuant to the DRIP. The unsold Class A Shares and Class T Shares of $2.3 billion in the aggregate were subsequently deregistered. The Company continued to issue Class A Shares and Class T Shares under the DRIP Offering until, on August 30, 2020, the Company’s board of directors (the “Board”) suspended the DRIP Offering in connection with the entry of the Company into the CMFT Merger Agreement (as defined below).
The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP Offering at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV price for the purposes of the share redemption program. As of September 30, 2020, the estimated per share NAV was $9.93 per share, which was established by the Board on August 11, 2020 using a valuation date of June 30, 2020. Commencing on August 14, 2020, $9.93 served as the per share NAV for both Class A Shares and Class T Shares under the DRIP Offering. The Board previously established a per share NAV as of February 29, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019 and March 31, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm. Given the relative stability of the Company’s rent collections and the per share NAV for the quarters ended

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

March 31, 2020 and June 30, 2020, the Board determined that it is in the best interests of the Company and its stockholders to cease incurring the additional costs associated with quarterly valuations and return to updating the Company’s per share NAV on an annual basis in accordance with its valuation policies.
Pending Merger
On August 30, 2020, the Company, CMFT and Thor II Merger Sub, LLC, a wholly owned subsidiary of CMFT (“CMFT Merger Sub”), entered into an Agreement and Plan of Merger (the “CMFT Merger Agreement”). Subject to the terms and conditions of the CMFT Merger Agreement, the Company would have merged with and into CMFT Merger Sub (the “CMFT Merger”), with CMFT Merger Sub surviving the CMFT Merger, such that following the CMFT Merger, the surviving entity would continue as a wholly owned subsidiary of CMFT.
On October 29, 2020, the Company terminated the CMFT Merger Agreement pursuant to Sections 9.1(c)(ii) and 9.2 of the CMFT Merger Agreement and entered into an agreement (the “Termination Notice”) with CMFT reflecting such termination and pursuant to which, among other things, the Company paid the termination fee equal to $7.38 million to CMFT in accordance with the CMFT Merger Agreement, and agreed to pay to CMFT the amount of CMFT’s Expenses (as defined in the CMFT Merger Agreement) up to $3.69 million, required to be paid pursuant to the terms of the CMFT Merger Agreement (such amounts together, the “CMFT Termination Payment”).
On October 29, 2020, the Company, CCI II OP, and CRI CCIT II LLC, a wholly owned subsidiary of the Company (“CCIT II LP” and, together with the Company and CCI II OP, the “CCIT II Parties”), Griffin Capital Essential Asset REIT, Inc. (“GCEAR”), GRT (Cardinal REIT Merger Sub), LLC, a wholly owned subsidiary of GCEAR (“Merger Sub”), Griffin Capital Essential Asset Operating Partnership, L.P., a subsidiary of GCEAR (the “GCEAR Operating Partnership”), GRT OP (Cardinal New GP Sub), LLC, a wholly owned subsidiary of the GCEAR Operating Partnership (“New GP Sub”), GRT OP (Cardinal LP Merger Sub), LLC, a wholly owned subsidiary of the GCEAR Operating Partnership (“LP Merger Sub”), GRT OP (Cardinal OP Merger Sub), LLC, a subsidiary of LP Merger Sub and New GP Sub (“OP Merger Sub” and, together with GCEAR, Merger Sub, the GCEAR Operating Partnership, New GP Sub and LP Merger Sub, the “GCEAR Parties”), entered into an Agreement and Plan of Merger (the “GCEAR Merger Agreement”).
Subject to the terms and conditions of the GCEAR Merger Agreement, at the Closing (as defined in the GCEAR Merger Agreement) (i) the Company will merge with and into Merger Sub (the “REIT Merger”), with Merger Sub being the surviving entity, (ii) OP Merger Sub will merge with and into CCI II OP (the “Partnership Merger”), with the CCI II OP being the surviving entity and (iii) CCIT II LP will merge with and into LP Merger Sub (the “LP Merger” and, together with the REIT Merger and the Partnership Merger, the “GCEAR Mergers”) with LP Merger Sub being the surviving entity.
At the effective time of the REIT Merger and subject to the terms and conditions of the GCEAR Merger Agreement, each issued and outstanding Class A Share and Class T Share (together with the Class A Shares, “Company Common Stock”), will be converted into the right to receive 1.392 shares of GCEAR’s Class E common stock, $0.001 par value per share (“GCEAR Common Stock”), subject to the treatment of fractional shares in accordance with the GCEAR Merger Agreement (the “REIT Merger Consideration”). At the effective time of the REIT Merger and subject to the terms and conditions of the GCEAR Merger Agreement, each issued and outstanding Class A Share granted under the Company’s 2018 Equity Incentive Plan, whether vested or unvested, will be cancelled in exchange for an amount equal to the REIT Merger Consideration.
At the effective time of the Partnership Merger and subject to the terms and conditions of the GCEAR Merger Agreement, (i) each issued and outstanding partnership unit of CCI II OP (“CCIT II Operating Partnership Units”) held by the Company will be converted into the right to receive 1.392 shares of the GCEAR Operating Partnership’s Class E Units, subject to the treatment of fractional units in accordance with the GCEAR Merger Agreement, and the Company will be admitted as a limited partner of the GCEAR Operating Partnership and (ii) each issued and outstanding CCIT II Operating Partnership Unit held by CCIT II LP will automatically be cancelled and cease to exist, and no consideration shall be paid, in connection with or as a consequence of the Partnership Merger.
The GCEAR Merger Agreement also provides that prior to the Stockholder Approval, the Board may, under specified circumstances, make an Adverse Recommendation Change (as defined in the GCEAR Merger Agreement), including withdrawing its recommendation of the GCEAR Mergers, subject to complying with certain conditions set forth in the GCEAR Merger Agreement.
In addition, the Company may terminate the GCEAR Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as defined in the GCEAR Merger Agreement) at any time prior to

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

receipt by the Company of the Stockholder Approval pursuant to and subject to the terms and conditions of the GCEAR Merger Agreement.
If the GCEAR Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, then the Company must pay to GCEAR a termination fee of $18.45 million and up to $3.69 million as reimbursement for GCEAR’s Expenses (as defined in the GCEAR Merger Agreement), subject to certain exceptions set forth in the GCEAR Merger Agreement.
The GCEAR Mergers are intended to qualify as “reorganizations” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).
Concurrently with the entry into the GCEAR Merger Agreement, the Company, GCEAR and CCI II Management entered into a letter agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Advisory Agreement, dated as of August 27, 2013, by and between the Company and CCI II Management (as amended, the “Advisory Agreement”) will be terminated upon consummation of the GCEAR Mergers. Pursuant to the Termination Agreement, (i) upon consummation of the GCEAR Mergers or (ii) termination of the Advisory Agreement, if such termination occurs prior to the earlier of the consummation of the GCEAR Mergers and June 30, 2021, for certain reasons other than a material breach of the Advisory Agreement by CCI II Management, the Company will pay CCI II Management the Subordinated Performance Fee (as defined in the Advisory Agreement) in an amount equal to $26.7 million and the Disposition Fee (as defined in the Advisory Agreement) in an amount equal to $1.8 million. The Termination Agreement also provides that CCI II Management will not terminate the Advisory Agreement with effect prior to the earlier of the consummation of the GCEAR Mergers and June 30, 2021, other than in the event of material breach of the Advisory Agreement by the Company. In the event that the GCEAR Merger Agreement is terminated in accordance with its terms, the Termination Agreement will be automatically terminated.
The foregoing description of the GCEAR Mergers and the Termination Agreement do not purport to be complete and are qualified in their entirety by reference to the Current Report on Form 8-K filed by the Company on November 2, 2020 and the Exhibits thereto, which are incorporated herein by reference.
ADDITIONAL INFORMATION ABOUT THE MERGERS
In connection with the proposed GCEAR Mergers, GCEAR intends to file a registration statement on Form S-4 with the SEC that will include a proxy statement of the Company and will also constitute a prospectus of GCEAR. This communication is not a substitute for the registration statement, the proxy statement/prospectus or any other documents that will be made available to the stockholders of the Company. In connection with the proposed GCEAR Mergers, the Company and GCEAR also plan to file other relevant materials with the SEC. STOCKHOLDERS OF THE COMPANY ARE URGED TO READ ALL RELEVANT DOCUMENTS FILED WITH THE SEC, INCLUDING THE RELEVANT PROXY STATEMENT/PROSPECTUS, WHEN THEY BECOME AVAILABLE, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED GCEAR MERGERS. A definitive proxy statement/prospectus will be sent to the Company’s stockholders. Stockholders of the Company may obtain a copy of the proxy statement/prospectus (if and when it becomes available) and other relevant documents filed by the Company and GCEAR free of charge at the SEC’s website, www.sec.gov. Copies of the documents filed by the Company with the SEC will be available free of charge on CIM’s website, at https://www.cimgroup.com/investment-strategies/individual/for-shareholders, as they become available. Copies of the documents filed by GCEAR with the SEC will be available free of charge on GCEAR’s website at http://www.gcear.com or by contacting GCEAR’s Investor Services at (888) 926-2688, as they become available.
PARTICIPANTS IN SOLICITATION RELATING TO THE MERGERS
The Company and GCEAR and their respective directors and executive officers and other members of management and employees, as well as certain affiliates of CIM Group, LLC serving as the Company’s external advisor, may be deemed to be participants in the solicitation of proxies from the Company’s stockholders in respect of the proposed GCEAR Mergers among the Company, GCEAR and their respective subsidiaries. Information regarding the directors, executive officers and external advisors of Company is contained in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020, as amended on April 27, 2020. Information about directors and executive officers of GCEAR is available in the proxy statement for its 2020 annual meeting of stockholders, which was filed with the SEC on April 15, 2020. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the proxy statement/prospectus and other relevant materials filed with the SEC regarding the proposed GCEAR Mergers when they become available. Stockholders of the Company should read the proxy statement/prospectus carefully when it becomes available before making any voting or investment decisions. Investors

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

may obtain free copies of these documents from the Company or GCEAR using the sources indicated above.
NO OFFER OR SOLICITATION
This communication and the information contained herein does not constitute an offer to sell or the solicitation of an offer to buy or sell any securities or a solicitation of a proxy or of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended. This communication may be deemed to be solicitation material in respect of the proposed GCEAR Mergers.
Suspension of DRIP and Share Redemption Program
In connection with a contemplated merger, on August 30, 2020, the Board approved the suspension of the DRIP, and, therefore, distributions paid after that date will be paid in cash to all stockholders unless and until the DRIP is reinstated. Additionally, on August 30, 2020, the Board approved the suspension of the Company’s share redemption program, and, therefore, no shares will be redeemed from the Company’s stockholders after that date unless and until the share redemption program is reinstated.
Amended Bylaws
On August 30, 2020, the Board also approved and adopted the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”) to provide that (i) the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (A) any derivative action or proceeding brought on behalf of the Company, (B) any action asserting a claim of breach of any duty owed by a director or officer or other employee of the Company to the Company or its stockholders or asserting a claim of breach of any standard of conduct set forth in the MGCL, (C) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL, the charter of the Company or the bylaws of the Company, or (D) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine and (ii) the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The Company combined investment in real estate assets of $33.0 million and real estate developments and capital expenditures of $2.0 million for the nine months ended September 30, 2019 into a single financial statement line item, investments in real estate assets and capital expenditures, in the consolidated statements of cash flows for the nine months ended September 30, 2019.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2020 or 2019. The Company’s impairment assessment as of September 30, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly in light of the negative economic impacts caused by the current novel coronavirus (“COVID-19”) pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. As of September 30, 2020, the Company has not identified any impairments resulting from COVID-19 related impacts. The Company generally intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an indicator of impairment. However, the Company has yet to see the long-term effects of the COVID-19 pandemic on the economy and the extent to which it may impact the Company’s tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as a result of the economic impacts of the COVID-19 pandemic, or changes in the Company’s long-term hold strategies, could be indicative of an impairment indicator. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether the carrying value of the Company’s real estate assets are recoverable.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2020 or December 31, 2019.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. There were no property dispositions during the nine months ended September 30, 2020. The disposition of 18 of the Company’s individual properties during the nine months ended September 30, 2019 did not qualify for discontinued operations presentation and, thus, the results of operations of the properties that were sold remain in income from continuing operations, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net.
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
Restricted Cash
The Company had no restricted cash as of September 30, 2020. The Company had $1.4 million in restricted cash, including $1.1 million held by lenders in lockbox accounts as of December 31, 2019. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Restricted cash also included $254,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement as of December 31, 2019.
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
September 30, 2020 (Unaudited) – (Continued)

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
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable. There were no lease-related receivable write-offs during the nine months ended September 30, 2020 and 2019.
Earnings and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for the three and nine months ended September 30, 2020 or 2019. Distributions per share are calculated based on the authorized monthly distribution rate. Prior to April 1, 2020, distributions were calculated based on the authorized daily distribution rate.
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
September 30, 2020 (Unaudited) – (Continued)

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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions. As of September 30, 2020, the Company has collected 100% of rental payments originally contracted for during the three and nine months ended September 30, 2020.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and note payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. The estimated fair value of the Company’s debt was $412.0 million and $371.1 million as of September 30, 2020 and December 31, 2019, respectively, which approximated its carrying value.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

disposition of the financial assets and liabilities. As of September 30, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2020 and as of December 31, 2019 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Financial liability:
Interest rate swap	$(12,026)	$—	$(12,026)	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance as of
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$6	$—	$6	$—
Financial liability:
Interest rate swap	$(234)	$—	$(234)	$—
NOTE 4 — REAL ESTATE ASSETS
2020 Property Acquisitions
During the nine months ended September 30, 2020, the Company acquired two office properties for an aggregate purchase price of $59.5 million (the “2020 Asset Acquisitions”), which includes $1.9 million of acquisition-related expenses that were capitalized. The Company funded the 2020 Asset Acquisitions with proceeds from real estate dispositions during the year ended December 31, 2019. The following table summarizes the purchase price allocations for the 2020 Asset Acquisitions (in thousands):

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
2019 Property Acquisition
During the nine months ended September 30, 2019, the Company acquired one office property for an aggregate purchase price of $33.0 million (the “2019 Asset Acquisition”), which included $702,000 of acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisition with proceeds from real estate dispositions during the nine months ended September 30, 2019.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The following table summarizes the purchase price allocation for the 2019 Asset Acquisition purchased during the nine months ended September 30, 2019 (in thousands):

2019 Asset Acquisition
Land	$1,868
Buildings and improvements	22,960
Acquired in-place leases and other intangibles (1)	4,566
Acquired above-market lease (1)	3,558
Total purchase price	$32,952
______________________

(1)	The weighted average amortization period for the acquired in-place lease and the acquired above-market lease was 14.0 years.
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
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands, except weighted average life remaining):

	September 30, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $35,835 and $28,347 respectively (with a weighted average life remaining of 8.4 years and 8.8 years, respectively)	$78,601	$76,312
Acquired above-market leases, net of accumulated amortization of $1,314 and $751, respectively (with a weighted average life remaining of 11.4 years and 12.1 years, respectively)	6,500	7,063
Total intangible lease assets, net	$85,101	$83,375
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $11,793 and $9,403, respectively (with a weighted average life remaining of 8.4 years and 8.9 years, respectively)	$27,055	$26,295

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
In-place lease and other intangible amortization	$2,511	$1,531	$7,488	$5,472
Above-market lease amortization	$174	$42	$563	$104
Below-market lease amortization	$801	$549	$2,390	$1,671
As of September 30, 2020, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2020	$2,511	$173	$802
2021	10,043	694	3,206
2022	10,043	694	3,206
2023	9,336	578	3,206
2024	8,592	531	3,206
Thereafter	38,076	3,830	13,429
Total	$78,601	$6,500	$27,055
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2020, one of the Company’s interest rate swap agreements matured. Additionally, the Company’s interest rate swap agreement associated with a $200.0 million notional amount became effective as of January 10, 2020. As of September 30, 2020, the Company had one interest rate swap agreement.
The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest Rates (1)	Effective Dates	Maturity Dates	Fair Value of Liability as of
	Balance Sheet Location	September 30, 2020				September 30, 2020	December 31, 2019 (2)
Interest Rate Swap	Derivative liability, deferred rental income and other liabilities	$200,000	3.07%	1/10/2020	12/10/2024	$(12,026)	$(234)
______________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2020.

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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and nine months ended September 30, 2020, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $743,000 and $1.3 million, respectively. For the three and nine months ended September 30, 2019, the amount of gains reclassified from other comprehensive income (loss) as a decrease to interest expense was $512,000 and $1.9 million, respectively. The total unrealized loss on interest rate swaps of $12.0 million and $228,000 as of September 30, 2020 and December 31, 2019, respectively, is included in accumulated other comprehensive (loss) income attributable to the Company in the accompanying condensed consolidated statement of stockholders’ equity. During the next 12 months, the Company estimates that $3.0 million will be reclassified from other comprehensive income (loss) as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest of $12.2 million as of September 30, 2020. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2020.
NOTE 7 — CREDIT FACILITY AND NOTE PAYABLE
As of September 30, 2020, the Company had $410.1 million of debt outstanding, including net deferred financing costs, with a weighted average interest rate of 2.3% and weighted average term to maturity of 3.9 years. The weighted average term to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of September 30, 2020 and December 31, 2019 and the debt activity for the nine months ended September 30, 2020 (in thousands):

		During the Nine Months Ended September 30, 2020
	Balance as of December 31, 2019	Debt Issuance, Net	Repayments and Modifications		Accretion	Balance as of September 30, 2020
Fixed rate debt	$171,065	$—	$(171,065)		$—	$—
Credit facility	200,000	359,500	(147,500)		—	412,000
Total debt	371,065	359,500	(318,565)		—	412,000
Deferred costs – credit facility (1)	(2,116)	—	—		265	(1,851)
Deferred costs – fixed rate debt	(108)	—	9	(2)	99	—
Total debt, net	$368,841	$359,500	$(318,556)		$364	$410,149
______________________

(1)	Deferred costs related to the term portion of the Credit Facility, as defined below.

(2)	Represents deferred financing costs written off during the period resulting from debt repayments prior to the respective maturity date.

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Notes Payable
During the nine months ended September 30, 2020, the Company paid down the outstanding balance of $171.1 million on its fixed rate debt, which resulted in a loss on extinguishment of debt of $9,000 during the nine months ended September 30, 2020. As of September 30, 2020, the Company had no fixed rate debt outstanding.
Credit Facility
The Company has a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent, and the lenders under the credit agreement (the “Credit Agreement”), that allows for borrowings of up to $500.0 million (the “Credit Facility”), including a $300.0 million delayed draw term loan facility (the “Term Loan”) and up to $200.0 million in revolving loans under a revolving credit facility (the “Revolving Loans”). The Credit Facility replaced the Company’s prior unsecured credit facility with JPMorgan Chase (the “Prior Credit Agreement”), and the Company used the proceeds of the Term Loan to repay amounts outstanding under the Prior Credit Agreement. The Term Loan and the Swapped Term Loan (as defined below) mature on December 10, 2024. The Revolving Loans are set to mature on December 10, 2023; however, the Company may elect to extend the maturity date of the Revolving Loans for up to two six-month periods, but no later than December 10, 2024, subject to satisfying certain conditions described in the Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR, multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”), plus an applicable rate ranging from 1.40% to 1.90%, or (ii) a base rate, ranging from 0.40% to 0.90%, plus the greater of: (a) JPMorgan Chase’s prime rate; (b) the NYFRB Rate, as defined in the Credit Agreement, plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one-month plus 1.00%. As of September 30, 2020, there was $112.0 million outstanding under the Revolving Loans at a weighted average interest rate of 1.6%, and the amount outstanding under the Term Loan totaled $300.0 million, $200.0 million of which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan at an all-in rate of 3.07%. The remaining $100.0 million outstanding under the Term Loan had an interest rate of 1.6%. As of September 30, 2020, the Company had $88.0 million in unused capacity under the Credit Facility, subject to borrowing availability. The Company had available borrowings of $88.0 million as of September 30, 2020.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $400.0 million plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Credit Agreement, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and recourse debt at less than or equal to 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of September 30, 2020.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2020 (in thousands):

Principal Repayments
Remainder of 2020	$—
2021	—
2022	—
2023	112,000
2024	300,000
Thereafter	—
Total	$412,000

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

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
Merger Agreements
On August 30, 2020, the Company announced it had entered into the CMFT Merger Agreement with CMFT and CMFT Merger Sub. Prior to the approval of the CMFT Merger by holders of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon, the Company received an acquisition proposal that the Board determined to be a Superior Proposal. As a result, on October 29, 2020, the Company terminated the CMFT Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to such Superior Proposal. In accordance with the termination of the CMFT Merger Agreement, the Company paid to CMFT a termination fee of $7.38 million and agreed to pay to CMFT the amount of CMFT’s expenses incurred in connection with the CMFT Merger Agreement up to $3.69 million.
On October 29, 2020, the Company, CCI II OP and CCIT II LP entered into the GCEAR Merger Agreement with the GCEAR Parties. In the event the GCEAR Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, as defined in the GCEAR Merger Agreement, the Company must pay to GCEAR a termination fee of $18.45 million and up to $3.69 million as reimbursement for GCEAR’s Expenses, subject to certain exceptions set forth in the GCEAR Merger Agreement.
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
September 30, 2020 (Unaudited) – (Continued)

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
Advisory fees and expenses
The Company pays CCI II Management a monthly advisory fee based upon the Company’s monthly average invested assets, which, for those assets acquired prior to July 1, 2020, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of June 30, 2020, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to June 30, 2020, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (i) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (ii) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (iii) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
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
Subordinated performance fees
If the Company is sold or its assets are liquidated, CCI II Management will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative,

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI II Management will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of our advisory agreement with CCI II Management, CCI II Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2020 and 2019, no subordinated performance fees were incurred related to any such events.
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CCI II Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Distribution and stockholder servicing fees (1)	$45	$52	$137	$152
Acquisition fees and expenses	$71	$670	$1,442	$837
Disposition fees	$—	$—	$—	$1,562
Advisory fees and expenses	$2,238	$1,487	$6,494	$5,777
Operating expenses	$460	$381	$1,054	$992
______________________

(1)
Amounts are calculated in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $142,000 and $389,000 for the nine months ended September 30, 2020 and 2019, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of September 30, 2020 and December 31, 2019, $1.1 million was recorded for services and expenses incurred, but not yet reimbursed, to CCI II Management or its affiliates. These amounts are primarily for operating expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
Termination Agreement
Concurrently with the entry into the GCEAR Merger Agreement, the Company and CCI II Management entered into the Termination Agreement. Pursuant to the Termination Agreement, the current Advisory Agreement will be terminated at the effective time of the GCEAR Mergers. Also pursuant to the Termination Agreement, (i) upon consummation of the Mergers or (ii) termination of the Advisory Agreement, if such termination occurs prior to the earlier of the consummation of the Mergers and June 30, 2021, for certain reasons other than a material breach of the Advisory Agreement by CCI II Management, the Company will pay CCI II Management the Subordinated Performance Fee (as defined in the Advisory Agreement) in an amount equal to $26.7 million and the Disposition Fee (as defined in the Advisory Agreement) in an amount equal to $1.8 million.
In the event the GCEAR Merger Agreement is terminated in accordance with its terms, the Termination Agreement will be automatically terminated.
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

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

NOTE 11 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance and awards of 376,000 shares of common stock are available for future grant as of September 30, 2020.
As of September 30, 2020, the Company has granted awards of approximately 6,000 restricted Class A Shares to each of the independent members of the Board (approximately 24,000 restricted shares in aggregate) under the Plan. As of September 30, 2020, 12,000 of the restricted Class A Shares had vested based on one year of continuous service. The remaining 12,000 shares issued fully vested on October 1, 2020. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 and $98,000 for the three and nine months ended September 30, 2020 and 2019, respectively, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. All of the total compensation expense related to these restricted Class A Shares was recognized ratably over the period of service prior to October 1, 2020.
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
As of September 30, 2020, the leases had a weighted-average remaining term of 8.3 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of September 30, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2020	$18,061
2021	75,448
2022	77,157
2023	74,818
2024	70,123
Thereafter	347,892
Total	$663,499

COLE OFFICE & INDUSTRIAL REIT (CCIT II), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Rental and other property income during the three and nine months ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed rental and other property income (1)	$20,250	$13,518	$60,542	$51,473
Variable rental and other property income (2)	3,252	1,165	8,421	6,556
Total rental and other property income	$23,502	$14,683	$68,963	$58,029
______________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses.
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 2.0 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in derivative liability, deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses and other assets) of $170,000 in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $12,000 and $36,000 of ground lease expense during the three and nine months ended September 30, 2020, respectively, all of which was paid in cash during the period it was recognized. As of September 30, 2020, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $12,000 for the remainder of 2020, and $48,000 annually for 2021 through the maturity date of the lease in October 2022.
NOTE 13 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2020:
Termination of CMFT Merger Agreement
Prior to the approval of the CMFT Merger by holders of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon, the Company received an acquisition proposal that the Board determined to be a Superior Proposal. As a result, on October 29, 2020, the Company terminated the CMFT Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to such Superior Proposal. In accordance with the termination of the CMFT Merger Agreement, the Company paid to CMFT a termination fee of $7.38 million and agreed to pay to CMFT the amount of CMFT’s expenses incurred in connection with the CMFT Merger Agreement up to $3.69 million. For additional information on the termination agreement, see Exhibit 10.4 which is filed in this Quarterly Report on Form 10-Q and is incorporated herein by reference.
GCEAR Merger Agreement
On October 29, 2020, the Company, CCI II OP and CCIT II LP entered into the GCEAR Merger Agreement with the GCEAR Parties. For additional information on the GCEAR Mergers, see Note 1 - Organization and Business - Pending Merger.
Termination of the Advisory Agreement
Concurrently with the entry into the GCEAR Mergers, the Company GCEAR and CCI II Management entered into a termination agreement. For additional information on the termination agreement, see Exhibit 10.3, which is filed in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19 and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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

•	We are subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are subject to risks associated with the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty.

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
We ceased issuing shares in the Offering on September 17, 2016, but continued to issue Class A Shares and Class T Shares under the DRIP Offering until, on August 30, 2020, the Board suspended the DRIP Offering in connection with the entry of the Company into the CMFT Merger Agreement. We expect that property acquisitions in 2020 and future periods will be funded by secured or unsecured borrowings from banks and other lenders, proceeds from our DRIP Offering, cash flows from operations and the strategic sale of properties and other assets.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness, and acquisition and operating expenses. As 99.6% of our rentable square feet was under lease as of September 30, 2020, with a weighted average remaining lease term of 8.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. The global spread of COVID-19 has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term and has negatively impacted almost every industry directly or indirectly, including industries in which we and our tenants operate.
The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The magnitude of the outbreak will depend on factors beyond our control including actions taken by local, state and federal agencies, non-governmental organizations, the medical community, our tenants, and others. Due to these uncertainties, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operation and cash flows in future periods or the impact that the COVID-19 pandemic will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us.
As of September 30, 2020, we collected 100% of rental payments originally contracted for the three and nine months ended September 30, 2020.
We are actively managing our response to the COVID-19 pandemic in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis, and has approved and adopted a second amended and restated distribution reinvestment plan (the “Amended DRIP”) and an amended and restated share redemption program (the “Amended Share Redemption Program”) that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. In connection with the entry of the Company into the CMFT Merger Agreement, on August 30, 2020, the Board approved the suspension of the Amended DRIP and the Amended Share Redemption Program. For further information regarding the impact of the COVID-19 pandemic on the Company, see Part II, Item 1A titled “Risk Factors.”
Pending Merger
On August 30, 2020, we, CMFT and CMFT Merger Sub entered into the CMFT Merger Agreement. Subject to the terms and conditions of the CMFT Merger Agreement, we would have merged with and into the CMFT Merger Sub, with CMFT Merger Sub surviving the CMFT Merger, such that following the CMFT Merger, the surviving entity would continue as a wholly owned subsidiary of CMFT.
On October 29, 2020, the Company terminated the CMFT Merger Agreement and entered into the Termination Notice with CMFT reflecting such termination and pursuant to which, among other things, the Company paid the termination fee equal to $7.38 million to CMFT and agreed to pay to CMFT the amount of CMFT’s Expenses (as defined in the CMFT Merger Agreement), up to $3.69 million.
On October 29, 2020, we, CCI II OP, CCIT II LP and the GCEAR Parties entered into the GCEAR Merger Agreement. Subject to the terms and conditions of the GCEAR Merger Agreement, we will merge with and into Merger Sub, with Merger Sub surviving the REIT Merger, such that following the REIT Merger, the surviving entity will continue as a wholly owned subsidiary of GCEAR. In accordance with the applicable provisions of the MGCL, the separate existence of us shall cease at the effective time of the REIT Merger. In addition, and subject to the terms and conditions of the GCEAR Merger Agreement, OP Merger Sub will be merged with and into CCI II OP with CCI II OP being the surviving entity, and CCIT II LP will be merged with and into LP Merger Sub with LP Merger Sub being the surviving entity.
At the effective time of the GCEAR Mergers and subject to the terms and conditions of the GCEAR Merger Agreement, each issued and outstanding Class A Share and Class T Share will be converted into the right to receive 1.392 shares of GCEAR Common Stock, subject to the treatment of fractional shares in accordance with the GCEAR Merger Agreement, and each issued and outstanding unit of limited partnership of CCI II OP that is held by us will be converted into the right to receive 1.392 Class E units of interest in the GCEAR Operating Partnership, subject to the treatment of fractional units in accordance with the GCEAR Merger Agreement.
The GCEAR Merger Agreement also provides that prior to the Stockholder Approval, our Board may, under specified circumstances, make an Adverse Recommendation Change (as defined in the GCEAR Merger Agreement), including withdrawing its recommendation of the GCEAR Mergers, subject to complying with certain conditions set forth in the GCEAR Merger Agreement. In addition, we may terminate the GCEAR Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as defined in the GCEAR Merger Agreement) at any time prior to receipt by us of the Stockholder Approval pursuant to and subject to the terms and conditions of the GCEAR Merger Agreement.
If the GCEAR Merger Agreement is terminated in connection with us acceptance of a Superior Proposal or making an Adverse Recommendation Change, then we must pay to GCEAR a termination fee of $18.5 million and up to $3.7 million as reimbursement for GCEAR’s Expenses (as defined in the GCEAR Merger Agreement), subject to certain exceptions set forth in the GCEAR Merger Agreement.
The GCEAR Mergers are intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

For additional information on the CMFT Merger and the GCEAR Mergers, see Note 1 — Organization and Business to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our Current Reports on Form 8-K filed with the SEC on August 31, 2020 and November 2, 2020.
Operating Highlights and Key Performance Indicators
2020 Activity

•	Acquired two properties for an aggregate purchase price of $59.5 million.

•	Increased total debt by $40.9 million, from $371.1 million to $412.0 million.

•	Paid off mortgage-related fixed debt of $171.1 million.
Portfolio Information
As of September 30, 2020, we owned 26 properties comprising 3.9 million rentable square feet of commercial space located in 12 states, which were 99.6% leased with a weighted average remaining lease term of 8.3 years. As of September 30, 2020, two of our tenants, Keurig Green Mountain and Freeport-McMoRan, accounted for 15% and 12%, respectively, of our 2020 annualized rental income. As of September 30, 2020, we also had certain geographic concentrations in our property holdings. In particular, as of September 30, 2020, four of our properties were located in Massachusetts, four properties were located in California, two properties were located in Arizona, and four properties were located in Texas which accounted for 21%, 18%, 15% and 11% of our 2020 annualized rental income, respectively. In addition, we had tenants in the manufacturing, mining and natural resources, wholesale, and professional services industries, which comprised 20%, 15%, 15% and 12%, respectively, of our 2020 annualized rental income.
The following table shows the property statistics of our real estate assets as of September 30, 2020 and 2019:

	As of September 30,
	2020	2019
Number of commercial properties	26	19
Rentable square feet (in thousands)	3,914	2,915
Percentage of rentable square feet leased	99.6%	99.9%
Percentage of investment-grade tenants (1)	52.9%	54.0%
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

The following table summarizes our real estate acquisition activity during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial properties acquired	—	1	2	1
Purchase price of acquired properties (in thousands)	$—	$32,952	$59,505	$32,952
Rentable square feet of acquired properties (in thousands)	—	115	261	115
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, the effects of the recent outbreak of the COVID-19 pandemic, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties. Currently, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.

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
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2020	2019	Change
Net income	$3,384	$2,861	$523
Loss on extinguishment of debt	9	—	9
Interest expense and other, net	3,021	1,433	1,588
Operating income	6,414	4,294	2,120

Depreciation and amortization	8,662	5,635	3,027
Transaction-related expenses	72	24	48
Merger-related expenses	686	—	686
Advisory fees and expenses	2,238	1,487	751
General and administrative expenses	1,470	1,237	233
Net operating income	$19,542	$12,677	$6,865
A total of 18 properties were acquired before July 1, 2019 and represent our “same store” properties during the three months ended September 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after July 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$23,502	$14,683	$8,819	$14,681	$14,630	$51	$8,821	$53	$8,768

Property operating expenses	2,738	1,503	1,235	1,421	1,501	(80)	1,317	2	1,315
Real estate tax expenses	1,222	503	719	526	503	23	696	—	696
Total property operating expenses	3,960	2,006	1,954	1,947	2,004	(57)	2,013	2	2,011

Net operating income	$19,542	$12,677	$6,865	$12,734	$12,626	$108	$6,808	$51	$6,757
Loss on Extinguishment of Debt

Loss on extinguishment of debt was $9,000 for the three months ended September 30, 2020 in connection with the termination of one mortgage note during the period. No such activity occurred during the three months ended September 30, 2019.
Interest Expense and Other, Net
The increase in interest expense and other, net of $1.6 million during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in the average aggregate amount of debt outstanding to $411.9 million during the three months ended September 30, 2020, compared to an average outstanding debt balance of $371.1 million for the three months ended September 30, 2019, offset by a decrease in the weighted average interest rate from 3.6% as of September 30, 2019 to 2.3% as of September 30, 2020.
Depreciation and Amortization
The increase in depreciation and amortization expense of $3.0 million during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the acquisition of seven properties subsequent to September 30, 2019.
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
The increase in transaction-related expenses of $48,000 during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in reimbursements to our advisor during the three months ended September 30, 2020.
Merger-Related Expenses
In connection with the CMFT Merger, we incurred consulting fees of $686,000 during both the three months ended September 30, 2020. No such fees were incurred during the three months ended September 30, 2019.
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
The increase in advisory fees and expenses of $751,000 during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in our average invested assets to $1.1 billion for the three months ended September 30, 2020, compared to $733.3 million during the same period in 2019, as a result of the acquisition of seven properties subsequent to September 30, 2019.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, escrow and trustee fees, and state income taxes.
The increase in general and administrative expenses of $233,000 during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in state income and franchise taxes.
Net Operating Income
Same store property net operating income increased $108,000 during the three months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily due to a reduction in non-reimbursable repairs and maintenance during the three months ended September 30, 2020, as compared to the same period in 2019.

Non-same store property net operating income increased $6.8 million during the three months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily due to the acquisition of seven properties subsequent to September 30, 2019.
Comparison of the Nine Months Ended September 30, and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2020	2019	Change
Net income	$10,895	$129,289	$(118,394)
Loss on extinguishment of debt	9	570	(561)
Interest expense and other, net	10,381	9,628	753
Operating income	21,285	139,487	(118,202)

Gain on disposition of real estate, net	—	(119,978)	119,978
Depreciation and amortization	25,830	20,241	5,589
Transaction-related expenses	150	200	(50)
Merger-related expenses	686	—	686
Advisory fees and expenses	6,494	5,777	717
General and administrative expenses	4,192	3,702	490
Net operating income	$58,637	$49,429	$9,208
A total of 18 properties were acquired before January 1, 2019 and represent our “same store” properties during the nine months ended September 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$68,963	$58,029	$10,934	$43,641	$44,139	$(498)	$25,322	$13,890	$11,432

Property operating expenses	6,903	5,340	1,563	3,816	4,216	(400)	3,087	1,124	1,963
Real estate tax expenses	3,423	3,260	163	1,569	1,506	63	1,854	1,754	100
Total property operating expenses	10,326	8,600	1,726	5,385	5,722	(337)	4,941	2,878	2,063

Net operating income	$58,637	$49,429	$9,208	$38,256	$38,417	$(161)	$20,381	$11,012	$9,369
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased $561,000 for the nine months ended September 30, 2020, as compared to the same period in 2019, due to the disposition of underlying properties related to one mortgage note during 2019.
Interest Expense and Other, Net
The increase in interest expense and other, net of $753,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the decrease in interest income received from our money market account related to the portfolio dispositions in 2019, offset by a decrease in the weighted average interest rate from 3.6% as of September 30, 2019 to 2.3% as of September 30, 2020 and a decrease in the average aggregate amount of debt outstanding to $418.6 million during the nine months ended September 30, 2020, compared to an average outstanding debt balance of $449.6 million for the nine months ended September 30, 2019.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $120.0 million for the nine months ended September 30, 2019. The gain recorded was due to the disposition of 18 industrial properties during the nine months ended September 30, 2019. No dispositions occurred during the nine months ended September 30, 2020.

Depreciation and Amortization
The increase in depreciation and amortization expense of $5.6 million during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the purchase of seven properties subsequent to September 30, 2019, offset by the disposition of 18 properties during the nine months ended September 30, 2019.
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
The decrease in transaction-related expenses of $50,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to advisor reimbursements incurred during the nine months ended September 30, 2019 in connection with the sale of 18 properties, compared to two property acquisitions during the nine months ended September 30, 2020.
Merger-Related Expenses
In connection with the CMFT Merger, we incurred consulting fees of $705,000 during the nine months ended September 30, 2020. No such fees were incurred during the nine months ended September 30, 2019.
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
The increase in advisory fees and expenses of $717,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in our average invested assets to $1.1 billion for the nine months ended September 30, 2020, compared to $960.1 million during the same period in 2019.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, escrow and trustee fees, and state income taxes.
The increase in general and administrative expenses of $490,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in state income and franchise taxes.
Net Operating Income
Same store property net operating income decreased $161,000 during the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily due to decreases in tenant reimbursement income and increases in real estate taxes at several properties during the nine months ended September 30, 2020, as compared to the same period in 2019.
Non-same store property net operating income increased $9.4 million during the nine months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily due to the acquisition of seven properties subsequent to September 30, 2019, offset by the disposition of 18 properties during the nine months ended September 30, 2019.

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
After April 1, 2020, on a monthly basis, our Board has authorized a monthly distribution amount. On August 30, 2020, in connection with the entry of the Company into the CMFT Merger Agreement, our Board suspended the DRIP Offering, and, therefore, further distributions will be paid in cash to all stockholders unless and until we reinstate the DRIP Offering. Our Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount (1)
April 30, 2020	$0.0350
May 31, 2020	$0.0387
June 30, 2020	$0.0409
July 30, 2020	$0.0414
August 28, 2020	$0.0414
September 29, 2020	$0.0414
October 29, 2020	$0.0414
November 27, 2020	$0.0414
______________________

(1)	Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of September 30, 2020, we had distributions payable of $2.8 million.

The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30,
	2020			2019
	Amount		Percent	Amount		Percent
Distributions paid in cash	$86,503		90%	$16,876		53%
Distributions reinvested	10,142		10%	14,835		47%
Total distributions	$96,645		100%	$31,711		100%
Sources of distributions:
Net cash provided by operating activities (1)	$27,289		28%	$31,007	(2)	98%
Proceeds from real estate dispositions	69,356	(3)	72%	—		—%
Proceeds from issuance of common stock	—		—%	704	(4)	2%
Total sources	$96,645		100%	$31,711		100%
______________________

(1)	Net cash provided by operating activities for the nine months ended September 30, 2020 and 2019 was $33.4 million and $23.3 million, respectively.

(2)
Our distributions covered by cash flows from operating activities for the nine months ended September 30, 2019 include cash flows from operating activities in excess of distributions from prior periods of $7.7 million.

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

(4)
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

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In connection with the entry of the Company into the CMFT Merger Agreement, on August 30, 2020, our Board suspended our share redemption program, and therefore, no shares will be redeemed from our stockholders after that date unless and until the share redemption program is reinstated. During the nine months ended September 30, 2020, we received valid redemption requests under our share redemption program totaling approximately 8.6 million shares, of which we redeemed approximately 786,000 shares as of September 30, 2020 for $7.9 million at an average redemption price of $10.00 per share. The remaining redemption requests relating to approximately 7.8 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP Offering.
Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of the COVID-19 pandemic and its impact on our business, tenants, operating partners and the economy as a whole. The COVID-19 pandemic has not had a material impact on our operations; however, we cannot estimate the ultimate magnitude and duration of the pandemic and its impact on our future operations and liquidity as of the filing date of our report. If the outbreak continues on its current trajectory, such impacts could be material.

Our Credit Facility provides for borrowings of up to $500.0 million, which includes a $300.0 million Term Loan and up to $200.0 million in Revolving Loans. As of September 30, 2020, we had $88.0 million in unused capacity under the Credit Facility, subject to borrowing availability. The Company had available borrowings of $88.0 million as of September 30, 2020. As of September 30, 2020, we also had cash and cash equivalents of $16.1 million.
Subject to potential credit losses in the remainder of 2020 due to tenants that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offerings and borrowings from the Credit Facility or other sources. Additionally, given the impact of the COVID-19 pandemic, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our property valuations. During the nine months ended September 30, 2020, our Board approved and adopted the Amended DRIP and the Amended Share Redemption Program that, among other changes, respectively provide that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders.
As of September 30, 2020, we believe that we were in compliance with the financial covenants of the Credit Agreement. However, our continued compliance with these debt covenants depends on many factors, including rent collections, which is impacted by the current and future economic conditions related to the COVID-19 pandemic.
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
On August 25, 2016, we registered an aggregate of $120.0 million of Class A Shares and Class T Shares under the DRIP Offering. We continued to issue Class A Shares and Class T Shares under the DRIP Offering until, on August 30, 2020, the Board approved the suspension of the Amended DRIP and the Amended Share Redemption Program.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, redemptions, certain capital expenditures, and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months. Management intends to use the proceeds from the sale of its disposition of properties to, among other things, acquire additional high-quality net-lease properties in furtherance of our investment objectives and for other general corporate purposes.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the DRIP Offering, borrowings on our Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the DRIP Offering or debt financings will be used to fund certain capital expenditures, repayments of outstanding debt or distributions to, and redemptions by, our stockholders.
Contractual Obligations
As of September 30, 2020, we had debt outstanding with a carrying value of $412.0 million and a weighted average interest rate of 2.3%. See Note 7 — Credit Facility and Note Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of September 30, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – Credit Facility	$412,000	$—	$—	$412,000	$—
Interest payments – Credit Facility (2)	36,581	9,506	19,064	8,011	—
Total	$448,581	$9,506	$19,064	$420,011	$—
______________________

(1)	The table does not include amounts due to CCI II Management or its affiliates pursuant to our Advisory Agreement because such amounts are not fixed and determinable.

(2)
Payment obligations for the Swapped Term Loan outstanding under the Credit Facility are based on the interest rate of 3.07% as of September 30, 2020, which is the fixed rate under the interest rate swap agreement. Payment obligations for the remaining balance of the Term Loan outstanding are based on the interest rate of 1.6%. There was $112.0 million outstanding under the Revolving Loans with a weighted average interest rate of 1.6% as of September 30, 2020.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if both approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CCI II Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of September 30, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 41.6% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 37.7%. Fair market value is based on the estimated market value of our real estate assets as of June 30, 2020 that were used to determine our estimated per share NAV, and for those assets acquired from July 1, 2020 through September 30, 2020, is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 40.0%.
The following table provides a reconciliation of the credit facility and note payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2020 (dollar amounts in thousands):

Balance as of September 30, 2020
Credit facility and note payable, net	$410,149
Deferred costs (1)	1,851
Less: Cash and cash equivalents	(16,072)
Net debt	$395,928
Gross real estate assets, net (2)	$989,867
Net debt leverage ratio	40.0%
______________________

(1)	Deferred costs relate to mortgage note payable and the term portion of the Credit Facility.

(2)	Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $10.1 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The change was primarily due to the acquisition of seven additional rental income producing properties subsequent to September 30, 2019, offset by the disposition of 18 rental income producing properties. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $62.7 million for the nine months ended September 30, 2020, as compared to net cash provided by investing activities of $520.2 million for the nine months ended September 30, 2019. The change was primarily due to having no dispositions during the nine months ended September 30, 2020, compared to proceeds received relating to 18 property dispositions during the nine months ended September 30, 2019, offset by the acquisition of two properties for $59.5 million during the nine months ended September 30, 2020.
Financing Activities. Net cash used in financing activities decreased by $151.0 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease resulted primarily from an increase in net borrowings on the Credit Facility during the nine months ended September 30, 2020, compared to the same period in 2019, offset by the special distribution to investors that was paid on January 15, 2020.
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
Off-Balance Sheet Arrangements
As of September 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2020, we had variable rate debt of $112.0 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $560,000 per year.
As of September 30, 2020, we had one interest rate swap agreement outstanding, which matures on December 10, 2024, with an aggregate notional amount of $200.0 million and an aggregate fair value of the net derivative liability of $12.0 million. The fair value of interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2020, an increase of 50 basis points in interest rates would result in a net change of $4.2 million to the fair value of the net derivative liability, resulting in a net derivative liability of $7.8 million. A decrease of 50 basis points in interest rates would result in a net change of $4.3 million to the fair value of the net derivative liability, resulting in a net derivative liability of $16.3 million.
As the information presented above includes only those exposures that existed as of September 30, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
We have variable rate debt outstanding under our Credit Facility and an interest rate swap agreement maturing on December 10, 2024, as discussed further above, that is indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Real Estate Assets
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
The extent to which the COVID-19 pandemic will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic, the actions taken to contain the COVID-19 pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 pandemic and the related containment measures. Management will evaluate any rent relief requests received on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of the COVID-19 pandemic on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
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
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30, 2020			Year Ended December 31, 2019
	Amount		Percent	Amount		Percent
Distributions paid in cash	$86,503		90%	$22,851		54%
Distributions reinvested	10,142		10%	19,388		46%
Total distributions	$96,645		100%	$42,239		100%
Sources of distributions:
Net cash provided by operating activities (1)	$27,289		28%	$42,239	(2)	100%
Proceeds from real estate dispositions	69,356	(3)	72%	—		—%
Total sources	$96,645		100%	$42,239		100%

(1)	Net cash provided by operating activities for the nine months ended September 30, 2020 and the year ended December 31, 2019 was $33.4 million and $35.4 million, respectively.

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

Risks Associated with Debt Financing
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
Risks Related to the Merger
Failure to complete the GCEAR Mergers could negatively impact the future of our business and financial results.
If the GCEAR Mergers are not completed, the ongoing business of our Company could be materially adversely affected and we will be subject to a variety of risks associated with the failure to complete the GCEAR Mergers, including the following:

•
we will be required, under certain circumstances in which the GCEAR Merger Agreement is terminated, to pay to GCEAR a termination fee of $7.38 million and reimbursement of expenses incurred by GCEAR in connection with the GCEAR Mergers of up to $3.69 million;

•	we are having to bear certain costs incurred by us relating to the GCEAR Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	the diversion of our management’s focus and resources from operational matters and other strategic opportunities while working to implement the GCEAR Mergers.
If the GCEAR Mergers are not completed, these risks could materially affect our business and financial results.
The pendency of the GCEAR Mergers, including as a result of the restrictions on the operation of our and GCEAR’s business during the period between signing the GCEAR Merger Agreement and the completion of the GCEAR Mergers, could adversely affect the business and operations of our Company, GCEAR or both.
In connection with the pending GCEAR Mergers, some of our business partners or vendors and GCEAR may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of our Company and GCEAR, regardless of whether the GCEAR Mergers are completed. In addition, due to operating covenants in the GCEAR Merger Agreement, we and GCEAR may be unable, during the pendency of the GCEAR Mergers, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in our ordinary course of business, even if such actions would prove beneficial.
The GECAR Merger Agreement and our Advisory Agreement contain provisions that could discourage a potential competing acquiror of us or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The GCEAR Merger Agreement restricts our ability to initiate, solicit, facilitate or knowingly encourage any Acquisition Proposal (as defined in the GCEAR Merger Agreement), subject to limited exceptions. Prior to making an Adverse Recommendation Change and/or entering into an Alternative Acquisition Agreement, we are required to provide GCEAR with notice of our intention to make such an Adverse Recommendation Change and/or enter into an Alternative Acquisition Agreement and an opportunity to negotiate (to the extent GCEAR wishes to negotiate) to make adjustments to the terms of the GCEAR Merger Agreement such that the Superior Proposal ceases to constitute a Superior Proposal.
Upon termination of the GCEAR Merger Agreement in certain circumstances involving an Acquisition Proposal, we are required to pay GCEAR a termination fee of $7.38 million and an additional amount of up to $3.69 million as reimbursement for expenses incurred by GCEAR in connection with the GCEAR Mergers. Further, we would be responsible for paying all or a portion of fees under the Advisory Agreement to which our advisor would be entitled in connection with the consummation of certain other Acquisition Proposals, including a subordinated performance fee equal to 15% of the net sale proceeds of such Acquisition Proposal remaining after our stockholders have received distributions equal to 100% of Invested Capital (as defined in the Advisory Agreement) plus a 8% return thereon.
These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of our business from considering or making a competing Acquisition Proposal, even if the potential competing acquiror was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the GCEAR Mergers, or might cause a potential competing acquiror to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the applicable termination fee under the GCEAR Merger Agreement or fees to the advisor that, in each case, may become payable in certain circumstances.

In certain circumstances, either we or GCEAR may terminate the GCEAR Merger Agreement.
Either we or GCEAR may terminate the GCEAR Merger Agreement if the GCEAR Mergers have not been consummated by May 30, 2021. Also, the GCEAR Merger Agreement may be terminated in certain circumstances if a final and non-appealable order is entered prohibiting the transactions contemplated by the GCEAR Merger Agreement, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or if our stockholders fail to approve the GCEAR Mergers or the amendment to our charter that is required to consummate the GCEAR Mergers. In addition, at any time prior to the time our stockholders approve the GCEAR Mergers and the amendment to our charter that is required to consummate the GCEAR Mergers, we have the right to terminate the GCEAR Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal. Finally, at any time prior to the time our stockholders approve the GCEAR Mergers and the amendment to our charter that is required to consummate the GCEAR Mergers, GCEAR has the right to terminate the GCEAR Merger Agreement upon an Adverse Recommendation Change, upon the commencement of a tender offer or exchange offer for any shares of our common stock that constitutes an Acquisition Proposal if our Board fails to recommend against acceptance of such tender offer or exchange offer or to publicly reaffirm our Board’s recommendation after being requested to do so by GCEAR or if we breach or fail to comply in any material respect with certain of our obligations regarding the solicitation of and response to Acquisition Proposals.
We and GCEAR each expect to incur substantial expenses related to the GCEAR Mergers.
We and GCEAR each expect to incur substantial expenses in connection with completing the GCEAR Mergers and integrating our properties and operations with GCEAR. While we and GCEAR each have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of each company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the GCEAR Mergers could, particularly in the near term, exceed the savings that GCEAR expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the GCEAR Mergers.
The GCEAR Mergers may be dilutive to estimated net income for our stockholders.
The GCEAR Mergers may be dilutive to estimated net income for our stockholders, which would potentially decrease the amount of funds available to distribute to our stockholders as stockholders of the combined company following the GCEAR Mergers (the “Combined Company”). For instance, on a pro forma basis, assuming the GCEAR Mergers had been consummated on January 1, 2020, the net income per share of the Combined Company for the six months ended June 30, 2020 would have been less than the actual net income per share of our common stock during the same period.
The market value ascribed to the shares of common stock of our Company upon a liquidity event may be significantly lower than the estimated per share NAV of GCEAR Common Stock considered by our Board in approving and recommending the GCEAR Mergers.
In approving and recommending the GCEAR Mergers, our Board considered, among other things, the most recent estimated per share NAV of our common stock and GCEAR Common Stock as determined by our Board and the GCEAR board of directors, respectively, with the assistance of their respective third-party valuation experts. The estimated per share NAV of GCEAR Common Stock may not be immediately determined following the consummation of the GCEAR Mergers. In the event that the Combined Company completes a liquidity event after consummation of the GCEAR Mergers, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Combined Company receive securities that are listed on a national securities exchange, or a sale of the Combined Company for cash, the market value of the shares of the Combined Company upon consummation of such liquidity event may be significantly lower than the current estimated value considered by our Board and the estimated per share NAV of GCEAR Common Stock that may be reflected on the account statements of stockholders of the Combined Company after consummation of the GCEAR Mergers.
 If the GCEAR Mergers do not qualify as a tax-free reorganization, there may be adverse tax consequences.
The GCEAR Mergers are intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the GCEAR Mergers is conditioned on the receipt by us and GCEAR of an opinion of counsel to the effect that the GCEAR Mergers will qualify as tax-free reorganizations within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the Internal Revenue Service or on the courts. If, for any reason, the GCEAR Mergers were to fail to qualify as tax-free reorganizations, then each stockholder generally would recognize gain or loss, as applicable, equal to the difference between (1) the merger consideration (i.e. the fair market value of the shares of GCEAR Common Stock) received by such stockholder in the GCEAR Mergers; and (2) such stockholder’s adjusted tax basis in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Board has adopted a share redemption program that permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offering. In addition, the Board may choose to amend the terms of, suspend or terminate the share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In connection with the entry of the Company into the CMFT Merger Agreement, our Board has suspended our share redemption program, and therefore, no further shares will be redeemed from our stockholders unless and until the share redemption program is reinstated. As of September 30, 2020, the estimated per share NAV was $9.93 for both Class A Shares and Class T Shares, which was established by the Board on August 11, 2020 using a valuation date of June 30, 2020. This estimated per share NAV serves as the most recent estimated value for purposes of the share redemption program, effective August 14, 2020, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2020, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 – July 31, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
August 1, 2020 – August 31, 2020
Class A Shares	346,838	$9.92	346,838	(1)
Class T Shares	5,792	$9.92	5,792	(1)
September 1, 2020 – September 30, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	352,630		352,630	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on August 31, 2020).

2.2†
Agreement and Plan of Merger, dated as of October 29, 2020, by and among Griffin Capital Essential Asset REIT, Inc., GRT (Cardinal REIT Merger Sub), LLC, Griffin Capital Essential Asset Operating Partnership, L.P., GRT OP (Cardinal New GP Sub), LLC, GRT OP (Cardinal LP Merger Sub), LLC, GRT OP (Cardinal OP Merger Sub), LLC, Cole Office & Industrial REIT (CCIT II), Inc., Cole Corporate Income Operating Partnership II, LP and CRI CCIT II LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on November 2, 2020).

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

3.4
Amended and Restated Bylaws of Cole Office & Industrial REIT (CCIT II), Inc. effective August 30, 2020 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on August 31, 2020).

4.1	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on May 1, 2020).
10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on August 14, 2020).
10.2
Termination Letter Agreement, dated as of August 30, 2020, by and between Cole Office & Industrial REIT (CCIT II), Inc. and Cole Corporate Income Management II, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on August 31, 2020).

10.3†
Termination Letter Agreement, dated as of October 29, 2020, by and between Cole Office & Industrial REIT (CCIT II), Inc. and Cole Corporate Income Management II, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on November 2, 2020).

10.4
Termination Notice, dated as of October 29, 2020, by and between Cole Office & Industrial REIT (CCIT II), Inc. and CIM Real Estate Finance Trust, Inc.(Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55436), filed on November 2, 2020).

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

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Office & Industrial REIT (CCIT II), Inc.
(Registrant)

By:	/s/ Nathan D. DeBacker
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: November 13, 2020